Form 10QSB
period 2007-06-30
JJ&R Ventures, Inc.
filed 2007-08-08
CIK 1399587

OMB APPROVAL
OMB Number: 3235-0416
Expires:  March 31, 2007
Estimated average burden
Hours per response . . . . 182
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

xx QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

⁪ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ______________ to _____________

Commission file number 333-143570

JJ&R VENTURES, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA       20-8610073
                                                   (State or other jurisdiction of incorporation or organization)    (IRS Employer Identification No.)

251 Jeanell Dr., Suite 3, Carson City, NV 89703
(Address of principal executive offices)

(831) 393-1396
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issues (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes xx No ⁪

Indicate by check mark whether the registrant is a shell company (as defined in Rule 13b-2 of the Exchange Act).
Yes ⁪ No xx

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.                                     Yes ⁪ No ⁪

APPLICABLE ONLY TO CORPORATE ISSUES

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 2, 2007, the Company had 21,200,000 shares of $0.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ⁪ No xx

SEC2334(9-05)       Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

JJ&R VENTURES, INC.
(A Development Stage Company)

TABLE OF CONTENTS

Page

Part I Financial Information

Balance Sheets (Unaudited) - June 30, 2007                                                                                                      3

Statements of Operations (Unaudited) for the                                                                                                  4
Three Months Ended June 30, 2007 and the Period March 2, 2007 (date of
Inception) to June 30, 2007

Statement of Shareholders’ Deficit for the Three Months Ended June 30, 2007                                         5
and the Period March 2, 2007 (date of Inception) to June 30, 2007

Statements of Cash Flows (Unaudited) for the Three Months Ended June 30, 2007                                 6
And the Period March 2, 2007 (date of Inception) to June 30, 2007

Notes to the Condensed Financial Statements                                                                                                 7

Item 2.  Management’s Discussion and Analysis of Financial                                                                      9
Condition and Results of Operations

Item 3.  Controls and Procedures                                                                                                                       13

Part II Other Information

Item 6.  Exhibits and Reports on Form 8-K                                                                                                       13

Signatures                                                                                                                                                             14

JJ&R VENTURES
INCORPORATED
A Development Stage Company
BALANCE SHEET
June 30, 2007

ASSETS	Unaudited

Current assets
Cash in bank	$2,048
Prepaid expenses	5,000
Total current assets	7,048

Total assets	7,048

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	0
Accrued interest	0
State corporate tax payable	0
Total current liabilities	0

Notes payable related parties	2,000
Total liabilities	2,000

Shareholders' deficit
Preferred stock, 5,000,000 shares
authorized
Common stock, 200,000,000 shares
authorized, 21,200,000 outstanding	2,120
Paid in capital	11,580
Retained deficit	(8,652)
Total shareholders' equity	5,048

Total liabilities and shareholders' equity	7,048

The accompanying notes are an integral part of these financial statements

JJ&R VENTURES
INCORPORATED
A Development Stage Company
STATEMENT OF OPERATIONS - unaudited
For the Three Months Ended June 30, 2007 and the
Period March 2, 2007 (Date of Inception) to June 30, 2007

		Accumulated
	Three	Deficit
	Months	During
	Ending	Development
	June 30, 2007	Stage
Sales	$0	0

Expenses
Bank charges	62	68
Business license and permits	800	800
Computer and internet expenses	431	431
Office supplies	263	263
Professional fees	2,590	7,090
Total expenses	4,146	8,652
Net loss from operations	(4,146)	(8,652)

Net income (loss)	$(4,146)	(8,652)

Loss per common share	(0.01)	($0.01)
Weighted average of
shares outstanding	21,200,000	21,200,000

The accompanying notes are an integral part of these financial statements

JJ&R VENTURES
INCORPORATED
A Development Stage Company
STATEMENT OF SHAREHOLDERS' DEFICIT - unaudited
From date of inception (March 2, 2007) to June 30, 2007

				Deficit
				Accumulated
	Common stock		Paid	During
			In	Development
	Shares	Amount	Capital	Stage	Total

June 30, 2007	21,200,000	$2,120	$11,580	$0	$13,700
Net loss for the period				(8,652)	(8,652)
December 31, 2005	21,200,000	$2,120	$11,580	$(8,652)	$5,048

The accompanying notes are an integral part of these financial statements

JJ&R VENTURES
INCORPORATED
A Development Stage Company
STATEMENT OF SHAREHOLDERS' DEFICIT - unaudited
From date of inception (March 2, 2007) to June 30, 2007

Accumulated
Cash Flows
During
Development Stage

CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$(8,652)
Adjustment to reconcile net to net cash
provided by operating activities
Increase in accounts payable
Increase in accrued interest	0
Increase in state franchise tax
(Increase) in prepaid expenses	(5,000)
Increase of deposits on hand
NET CASH PROVIDED
BY OPERATING ACTIVITIES	(13,652)
INVESTING ACTIVITIES
Assets transferred
NET CASH USED IN
INVESTING ACTIVITIES
FINANCING ACTIVITIES
Sale of common stock	13,700
Related party notes	2,000
NET CASH REALIZED
FROM FINANCING ACTIVITIES	15,700
INCREASE IN CASH
AND CASH EQUIVALENTS	2,048
Cash and cash equivalents
at the beginning of the year	0
CASH AND CASH EQUIVALENTS
AT YEAR END	$2,048

The accompanying notes are an integral part of these financial statements

JJ&R Ventures, Inc.
(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements
June 30, 2007

Note A: Summary of Significant Accounting Policies

Development Stage Company
JJ&R Ventures, Inc. (the “Company”) is a development stage company as defined in the Financial Accounting Standards Board No. 7. The Company is devoting substantially all of its present efforts in securing and establishing a new business, and although planned principal operations have commenced, substantial revenues have yet to be realized.

Use of estimates
The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates.

Cash equivalents
For the purpose of the statement of cash flows, the company considers all highly liquid debt instruments purchased with the original maturity of three months or less to be cash equivalents.

Income Taxes
Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settle. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.

Note B: Background
The Company was incorporated under the laws of the State of Nevada on March 2, 2007. The principal activities of the Company, from the beginning of the development stage, have been organizational matters and the sale of stock. The Company was formed to provide child education services.

Note C: Income taxes
The benefit for income taxes from operations consisted of the following components: current tax benefit of $4,507 resulting from a net loss before income taxes, and deferred tax expenses of $4,507 from a valuation allowance recorded against the deferred tax asset resulting from net operating losses. Net operating loss carryforward will expire in 2027.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At the time, the allowance will either be increased or reduced; reduction would result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer required.

Note D: Sale of stock
During the month of March, the Company raised $13,700 from sale of stock, to one founder and 3 unrelated individuals. The total amount of shares issued was 21,200,000.

Note E: Related Party Transactions
During the period ending June 30, 2007, the Company borrowed from one of it’s shareholders, $2,000 that will be repaid in December 2008. The interest rate is 12%.

JJ&R Ventures, Inc.
(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements (Continued)
June 30, 2007

Note E: Going concern
Since inception, the Company has had net losses from operating activities, which raise substantial doubt about its ability to continue as a going concern.

The Company is in the process of raising initial working capital through a public offering of its common stock, which is expected to provide liquidity until operations become profitable.

The Company is actively seeking clients for the intended operations thru aggressive marketing.

The Company’s ability to continue as a going concern is dependent upon a successful public offering and ultimately achieving profitable operations. There is no assurance that the Company will be successful in its efforts to raise additional proceeds or achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operations

Safe Harbor for Forward-Looking Statements

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the “Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operations,” and also include general economic factors and conditions that may directly or indirectly impact the Company’s financial condition or results of operations.

Description of Business.

General

We were formed as a Nevada corporation on March 2, 2007 as JJ&R Ventures, Inc. We are in the business of developing and marketing educational book series, consisting of books, presentations, and flash cards focusing on healthy nutrition information for children. Our goal is to promote our books and educational materials by also developing educational programs for kids and parents throughout the United States. The educational programs will start with our “What’s in My Food?” series designed to help kids to see the value of eating healthy.

Our business

JJ&R is in the business of developing children’s books, flash cards, and other learning materials on most urgent and popular subjects for sale to the general public.

Initially, we plan on focusing primarily on the subject of healthy eating habits for kids. Childhood obesity is a very hot topic discussed daily in the news media. We believe that our initial product, “What’s in My Food?” will attract the attention of parents and early education specialists and will help us enter the competitive market of children’s books and educational materials. What’s in My Food series of books and flash cards address what we believe to be a current gap in health and living section of children’s literature and are designed to teach the kids and their parents how to make good choices for healthy living and interactions with others through stories as seen through the eyes of a child. The book is currently designed to be up to 30 pages long, in paper back and in full color. We believe that a competitive bright styling of the book and other related materials will initially appeal to the kids and attract their interest, and will fit in with the standards of most book stores.

Our second line of products, currently under development, is foreign language learning materials. JJ&R is developing foreign language flash cards, printed on a solid gloss paper stock for the durability and ease of use. Parents and early education professionals will be able to introduce young learners to multiple languages through repetitive use of our flash cards, with each card showing a word in English, Spanish and sign language. Each card will also include a picture to visually connect with the word and help the child hold it in the long term memory bank.

Our revenues will be derived from sales of our educational products. We also plan on organizing seminars designed to attract children and their parents and put them in touch with the professionals specializing in the subject matter covered by the seminar. For example, for our “What’s in My Food” series seminars, we may invite local pediatricians, nutritionists and diet specialists to give lectures to local kids and their parents on the values of good eating. The seminars will be free to the attendants, but fee-based to the presenters since the seminars will be a valuable way for these professionals to attract new clients. JJ&R will be actively marketing its products both to the attendants and the presenters, providing for a good cross-marketing opportunity. However, since we have no experience in seminar organization, our revenues are difficult to predict from period to period. We intend to target preschools, elementary schools, home school groups & after school programs and need to cultivate a significant base of users in order to generate a ratable flow of sales and revenue. We do not believe that any single customer will be our major revenue stream.

Our reputation and positive feedback is dependent on our ability to meet customers’ expectations and delivering informative and quality materials. It is critical that our quality of product meets customers’ expectations in order for us to attract repeat business. We intend to demonstrate to our customers that we have quality products and that we keep up with the subjects that are most interesting and current.

The pricing structure of our products may inhibit our ability to be profitable. We have researched the existing market for our products and have made a reasonable estimate with respect to the pricing structure required to attract business. Unfortunately, at this time our management is less experienced in this area than many of our competitors. We may find that while keeping our pricing competitive, we experience more labor hours than our competitors would on a given product, and thus may show less of a profit margin on sales.

Our strategy

Our purpose is to be the leading content developer and distributor of children’s books and learning materials in popular areas possibly underserved by the industry. Customer centricity will be a defining value in everything we do. In order to accomplish our purpose, we have implemented a strategy that includes:

• Publishing of our existing book and learning materials “What’s in My Food?” series and commencing initial  marketing. Once our materials are published we can proceed with the marketing efforts though the self- publishing group, hands-on presentations to schools and other educational facilities, book signings, and the  company’s website.

• Improved subject selection and innovation capabilities. Achieving the necessary steps for us to grow may require  significant improvements to our subject selection and innovation structure and external delivery platforms. Once  our core business of product marketing is established, we intend to develop enhanced technology platforms  capable of streaming video, interactive e-learning, distributed e-learning and Web advertising to compliment our  basic paper product sales.

• Enhanced core offerings. Our overall brand strategy will be redefined and redirected once new subjects become  dominating in the media. Currently, we believe that we’ve identified a major subject on the public’s mind,  childhood obesity. We believe that as parents strive to keep their children healthy, they will see value in teaching  the kids good eating skills instead of just providing the food. JJ&R looks to address the growing market of health  oriented parents and to maximize marketing effectiveness by publishing and selling children’s books and learning  materials on the subject. Further, we intend to develop new interactive and online distributed content for all  brands.

• Increased lifetime customer value. We also intend to continually enhance the customer experience and increase  the lifetime value of each client in order to retain customers, attract new customers and generate additional  revenues. We intend to accomplish this in part by offering additional materials and subjects for the customer to  choose from, thus encouraging the customer to come back to our line of products when looking for good reading  and educational materials for their kids.

Marketing strategy

Our sales and marketing efforts are focused on strengthening our name and building our reputation as an innovative and quality provider of children’s books and learning materials. We intend to establish our initial users via existing relationships that we have and will develop with self-publishing marketing companies, local parents, schools, and other early education professionals.

We will submit a link to our website to other websites offering children’s books and learning materials. To improve our chances of attracting repeat customers we are planning on adding new products and coming out with new subjects complimenting our materials.

We believe that initially we will be able to operate at near capacity in the near future from customers that will be referred by our existing contacts.

We believe that our clients will find the values and benefits of our services to be superior to their other options. We plan to provide our customers with:

•
Expanded channel reach. Through strategic partnerships, alliances and new business models, we may be able to generate new revenues without incurring significant additional marketing or administrative costs. We intend to identify potential partnerships and alliances that can result in increased revenues. We will research underserved market segments and changes in the children’s books market that will provide insights to reach new market segments. We will evaluate complementary business possibilities, including potentially entering whole-sale and commission-based internet marketing venues.

•
We also plan to gradually expand our subject offerings and geographical markets. We are currently developing two core educational subjects and learning programs which we will market nationwide through the Internet, but also locally through hands-on presentations and seminars with our test-market being mainly in Northern California. Our seminar attendants will be initially invited to attend free introductory workshops related to a specific educational subject which can be hosted by our President and CEO, also the book author, or a local pediatrician or nutritionist and held at a local school. The subject, date and location of the training session can be advertised in local newspapers, on our Website, through fliers posted at local schools, and through direct mailings to schools and parents. At the free informational workshop, the attendants may purchase our books and reference materials on the subject discussed, and may elect to receive further information about books and learning materials on other subjects we offer.

Competition

The market for children’s books and learning materials is highly competitive. Additionally, since more and more attention is being brought to the subject of childhood obesity, there have been an increasing number of businesses that cater to the same audience as us. We expect that this will continue to be the trend in this product niche. Some of our competitors include DiscoveryToys®, Kazoo Toys, S&S Educational Toys, Teachme2.com, Joonglee.com, as well as others.

Many of these businesses have longer operating histories and significantly greater financial, technical, marketing and managerial resources than we do. There are relatively low barriers to entry into our business. While we regard our educational materials, products and future trademarks as proprietary and rely primarily on federal statutory and common law protections to protect our interests in these materials, some of our proprietary materials may contain commonly used terms and do not afford us significant trademark protection that would preclude or inhibit competitors from designing materials with similar features as our products. We expect that we will continue to face additional competition from new entrants into the market in the future.

Our business is in an evolving industry and we may not be able to keep up with the market for our products. If we do not keep pace with changing trends and customer preferences, our current products may become obsolete or unmarketable.

Governmental Regulation

Although we intend to comply with all applicable laws and regulations, we cannot assure you that we are in compliance or that we will be able to comply with all future laws and regulations. Additional federal or state legislation, or changes in regulatory implementation, may limit our activities in the future or significantly increase the cost of regulatory compliance. If we fail to comply with applicable laws and regulations, criminal sanctions or civil remedies, including fines, injunctions, or seizures, could be imposed on us. This could have a material adverse effect on our operations.

Several proposals have been made at the U.S. state and local level that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of e-commerce, and could diminish our opportunity to derive financial benefit from our activities. In December 2004, the U.S. federal government enacted legislation extending the moratorium on states and other local authorities imposing access or discriminatory taxes on the Internet through November 2007. This moratorium does not prohibit federal, state, or local authorities from collecting taxes on our income or from collecting taxes that are due under existing tax rules. In conjunction with the Streamlined Sales Tax Project, the U.S. Congress continues to consider overriding the Supreme Court’s Quill decision, which limits the ability of state governments to require sellers outside of their own state to collect and remit sales taxes on goods purchased by in-state residents. An overturning of the Quill decision would harm our users and our business.

Employees

At the present time Deborah Flores is our only employee as well as our sole officer and director and a major shareholder. Mrs. Flores will devote such time as required to actively market and further develop our services and software products. At present, we expect Mrs. Flores will devote at least 30 hours per week to our business. We expect to contract the services of a web hosting company and use their central server for our web site needs. We do not anticipate hiring any additional employees until such time as additional staff is required to support our operations.

Facilities and Property

We currently do not maintain a store front or an office and all our operations are conducted from the home office provided by our officer and director Deborah Flores at no cost. We do not have any written agreement regarding our office space. Our address is 251 Jeanell Dr., Suite 3, Carson City, NV 89703. Our telephone number is 831-393-1396. We anticipate this situation will be maintained for at least the next twelve months. The facility meets our current needs, however should we expand in the future, we may have to relocate. If we have to relocate, we will seek office space at or below then prevailing rates.

Results of Operations for the Six Month Periods Ended June 31, 2007

We incorporated our business on March 2, 2007 and to date have focused on developing our business plan and filing our registration statement with the Securities and Exchange Commission.

For the three months ended June 30, 2007, we had no revenue and incurred expenses of $4,146 for a total net loss from operations of $4,146. Our expenses consisted of administrative expenses and professional fees.

Liquidity and Capital Resources

At June 30, 2007, we had total assets of $7,048 consisting of $2,048 in cash and $5,000 in prepaid expenses. Our liabilities were $2,000 which is a note payable to a related party.

During the period ending June 30, 2007, the Company borrowed $2,000 from one of it’s shareholders that is due in December 2008. The interest rate is 12%.

The Company has filed a registration statement on Form SB-2 with the Securities and Exchange Commission to register 3,000,000 shares of common stock for sale at a price of $.10 per share for a total of up to $300,000. The registration statement was declared effective on June 27, 2007. The Company has not yet sold any of its registered shares. The initial public offering is subject to a minimum capital raise of $100,000 with funds to be held in escrow until the minimum is raised. If the Company should fail to raise the minimum by October 27, 2007, unless the Company extends the offering for up to an additional 90 days, all funds will be returned to investors and the Company may have to abandon its business plan.

The net proceeds to be realized by us from this offering, after deducting estimated offering related expenses of approximately $30,000 is $70,000 if the minimum number of shares is sold and $270,000 if the maximum number of shares is sold.

The following table sets forth our estimate of the use of proceeds from the sale of the minimum and the maximum amount of shares offered. Since the dollar amounts shown in the table are estimates only, actual use of proceeds may vary from the estimates shown.

Description            Assuming Sale of         Assuming Sale of
                     Minimum Offering   Maximum Offering

Total Proceeds            $100,000          $300,000
Less Estimated Offering Expenses           $30,000                                           $ 30,000

Net Proceeds Available                                                      $70,000                                          $270,000

Use of Net Proceeds
Website Maintenance                                        $ 2,000                                            $ 3,000
Marketing                                                             $ 2,000                                            $ 4,000
Publishing                                                            $ 40,000                                         $ 80,000
Working capital                                                   $26,000    $ 183,000

TOTAL NET PROCEEDS                                                   $70,000    $270,000

If we do not exceed the minimum, we intend to expend up to $2,000 to maintain our website, up to $2,000 on marketing, spend up to $40,000 on publishing our books and materials and use the balance of the proceeds for working capital. The working capital reserve may be used for general corporate purposes to operate, manage and maintain the current and proposed operations including additional product development, professional fees including legal and consulting fees, expenses including office supplies and travel costs and other administrative costs. The amounts actually expended for working capital purposes may vary significantly and will depend on a number of factors, including the amount of our future revenues and the other factors.

We anticipate costs associated with being a public company, including compliance and audits of our financial statements will be paid from working capital and revenues generated from our operations. However, until we generate revenue, we may use proceeds from this offering to cover our public reporting expenses.

If less than the maximum offering is received, we will apply the proceeds according to the priorities outlined above. We anticipate that we will apply the first additional $1,000 toward publishing, then the next $3,000 additional toward marketing, and the balance, if any would be applied to working capital. If we receive less than $4,000 over the minimum offering, our first priority will be to apply funds to publishing and then to additional marketing. The proceeds will be used as outlined and we do not intend to change the use of proceeds or pursue any other business other than as described above.

ITEM 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer/Chief Financial Officer has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unless otherwise noted all Securities were sold or offered without registration in reliance on the exemption provided by Section 4(2) and/or Rule 506, Regulation D of the Securities Act.  No broker was involved and no commissions were paid in any transaction.

During March 2007, the Company raised $13,700 from sale of stock, to one founder and 3 unrelated individuals. The total amount of shares issued was 21,200,000.

ITEM 6. Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by JJ&R Ventures, Inc. during the quarter ended June 30, 2007.

Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.  SEC Ref. No. Title of Document  Location

1  31.1 Certification of the Principal Executive   Attached
Officer/ Principal Financial Officer pursuant
to Section 302 of the Sarbanes-Oxley Act of 2002

2  32.1 Certification of the Principal Executive Officer/ Attached
Principal Financial Officer pursuant to U.S.C.
Section 1350 as adopted pursuant to Section 906
of the Sarbanes-Oxley Act of 2002*

* The Exhibit attached to this Form 10-QSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JJ&R VENTURES, INC.

Date: August 8. 2007                      By: /s/ Deborah Flores
President and Chief Financial Officer