Form 10QSB
period 2007-09-30
JJ&R Ventures, Inc.
filed 2007-11-06
CIK 1399587

                         OMB APPROVAL
                              OMB Number: 3235-0416
Expires:  March 31, 2007
Estimated average burden
Hours per response . . . . 182
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

xx QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

As of November 5, 2007, the Company had 21,200,000 shares of $0.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ⁪ No xx

SEC2334(9-05)       Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

JJ&R VENTURES, INC.
(A Development Stage Company)

TABLE OF CONTENTS

Page

Part I Financial Information

Balance Sheets (Unaudited) - September 30, 2007                                   3

Statements of Operations (Unaudited) for the
Three Months Ended September 30, 2007 and the Period March 2, 2007 (date of
Inception) to September 30, 2007                                                                                                                                4

Statement of Shareholders’ Deficit for the Three Months Ended September 30, 2007
and the Period March 2, 2007 (date of Inception) to September 30, 2007                                                             5

Statements of Cash Flows (Unaudited) for the Three Months Ended September 30, 2007
And the Period March 2, 2007 (date of Inception) to September 30, 2007                                                           6

Notes to the Condensed Financial Statements                                                                                                        7

Item 2.  Management’s Discussion and Analysis of Financial
Condition and Results of Operations                                                                                                                     9

                Item 3.  Controls and Procedures                                                                                                                               13

Part II Other Information

Item 6.  Exhibits and Reports on Form 8-K                                                                                                               14

Signatures                                                                                                                                                                     14

JJ & R Ventures, Inc.
Development Stage Company
Balance Sheet
September 30, 2007 and March 31, 2007

ASSETS	Unaudited	Audited

Current assets
Cash in bank	$166	$9,193
Prepaid expenses	5,000
Total current assets	5,166	9,193

Total assets	5,166	$9,193

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	0	$0
Accrued interest	0	0
State corporate tax payable	0	0
Total current liabilities	0	0

Notes payable related parties	2,500	0
Total liabilities	2,500	0

Shareholders' deficit
Preferred stock, 5,000,000 shares
authorized		0
Common stock, 200,000,000 shares
authorized, 21,200,000 outstanding	2,120	2,120
Paid in capital	11,580	11,580
Retained deficit	(11,034)	(4,507)
Total shareholders' equity	2,666	9,193

Total liabilities and shareholders' equity	5,166	$9,193

The accompanying notes are an integral part of these financial statements

JJ & R Ventures, Inc.
A Development Stage Company
Statement of Operations
From March 1, 2007 (date of inception) to September 30, 2007

			Accumulated
	Three	Three	Deficit
	Months	Months	During
	Ending	Ending	Development
	September 30, 2007	June 30, 2007	Stage
Sales	$0.00	$0	$0

Expenses
Automobile Expenses	57	0	57
Bank charges	65	62	134
Business license and permits	235	800	1,035
Computer and internet expenses	235	431	666
Office supplies	0	263	263
Professional fees	500	2,589	7,589
Telephone Expenses	1,290	0	1,290
Total expenses	2,382	4,145	11,034
Net loss from operations	(2,382)	(4,145)	(11,034)

Net income (loss)	(2,382)	$(4,145)	(11,034)

Loss per common share		$(0.01)	$($0.01)
Weighted average of
shares outstanding		21,200,000	21,200,000

The accompanying notes are an integral part of these financial statements

JJ & R Ventures, Inc
A Development Stage Company
Statement of Retained Deficit
From March 1, 2007 (Date of Inception) to September 30, 2007

				Deficit
				Accumulated
	Common stock		Paid	During
			In	Development
	Shares	Amount	Capital	Stage	Total

March 31, 2007	21,200,000	$2,120	$11,580	$0	$13,700
Net loss for the period				(11,034)	(11,034)
September 30, 2007	21,200,000	$2,120	$11,580	$(11,034)	$2,666

The accompanying notes are an integral part of these financial statements

JJ & R Ventures
A Development Stage Company
Statement of Cash Flows
From March 1, 2007 (Date of inception) to September 30, 2007
Accumulated
Cash Flows
During
Development Stage

CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$(11,034)
Adjustment to reconcile net to net cash
provided by operating activities
Increase in accounts payable
Increase in accrued interest	0
Increase in state franchise tax
(Increase) in prepaid expenses	0
Increase of deposits on hand
NET CASH PROVIDED
BY OPERATING ACTIVITIES	(11,034)
INVESTING ACTIVITIES
Assets transferred
NET CASH USED IN
INVESTING ACTIVITIES
FINANCING ACTIVITIES
Sale of common stock	13,700
Related party notes	2,500
NET CASH REALIZED
FROM FINANCING ACTIVITIES	16,200
INCREASE IN CASH
AND CASH EQUIVALENTS	5,166
Cash and cash equivalents
at the beginning of the year	0
CASH AND CASH EQUIVALENTS
AT YEAR END	$5,166
The accompanying notes are an integral part of these financial statements

JJ&R Ventures, Inc.
(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements
September 30, 2007

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

Material Adjustments
Management is not aware that any material adjustments that need to be made in order for the financial statements to be in accordance with Generally Accepted Accounting Principles.

Note B: Background
The Company was incorporated under the laws of the State of Nevada on March 2, 2007. The principal activities of the Company, from the beginning of the development stage, have been organizational matters and the sale of stock. The Company was formed to provide child education services.

Note C: Income taxes
The benefit for income taxes from operations consisted of the following components: current tax benefit of $11,032 resulting from a net loss before income taxes, and deferred tax expenses of $11,032 from a valuation allowance recorded against the deferred tax asset resulting from net operating losses. Net operating loss carryforward will expire in 2027.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At the time, the allowance will either be increased or reduced; reduction would result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer required.

Note D: Sale of stock
During the month of March, the Company raised $13,700 from sale of stock, to one founder and 3 unrelated individuals. The total amount of share issued were 21,200,000.

Note E. Related Party Transactions
During the period ending September 30, 2007, the Company borrowed from one of its shareholders’ $2,500 that will be repaid in December 2008. The interest rate is 12%.

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

Results of Operations for the Three Month Period Ended September 30, 2007

We incorporated our business on March 2, 2007 and to date have focused on developing our business plan and filing our registration statement with the Securities and Exchange Commission.

For the three months ended September 30, 2007, we had no revenue and incurred expenses of $2,382 for a total net loss from operations of $2,382. Our expenses consisted of administrative expenses and professional fees.

Liquidity and Capital Resources

At September 30, 2007, we had total assets of $5,166 consisting of $166 in cash and $5,000 in prepaid expenses. Our liabilities were $2,500 which is a note payable to a related party.

The Company has borrowed a total of $2,500 from one of its shareholders that is due in December 2008. The interest rate is 12%.

The Company has filed a registration statement on Form SB-2 with the Securities and Exchange Commission to register 3,000,000 shares of common stock for sale at a price of $.10 per share for a total of up to $300,000. The registration statement was declared effective on June 27, 2007. The initial public offering is subject to a minimum capital raise of $100,000 with funds to be held in escrow until the minimum is raised. The Company extended its offering which will now expire January 27, 2008. If the Company should fail to raise the minimum by the expiration date, all funds will be returned to investors and the Company may have to abandon its business plan.

As of November 5, 2007, the Company had sold 487,500 shares at $0.10 per share in the public offering for total proceeds of $48,750. The funds are being held in escrow until the Company meets the minimum capital raise amount.

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

Description     Assuming Sale of  Assuming Sale of
                                                                           Minimum Offering  Maximum Offering

Total Proceeds     $100,000   $300,000
Less Estimated Offering Expenses                     $30,000                              $ 30,000

Net Proceeds Available                                        $70,000                             $270,000

Use of Net Proceeds
Website Maintenance                          $ 2,000                               $ 3,000
Marketing                                               $ 2,000                               $ 4,000
Publishing                                              $ 40,000                             $ 80,000
Working capital                                     $ 26,000                             $ 183,000

TOTAL NET PROCEEDS                                     $70,000                              $270,000

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

ITEM 6. Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by JJ&R Ventures, Inc. during the quarter ended September 30, 2007.

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

JJ&R VENTURES, INC.

Date: November 6, 2007                        By: /s/ Deborah Flores
President and Chief Financial Officer