Form 10KSB
period 2007-12-31
JJ&R Ventures, Inc.
filed 2008-03-05
CIK 1399587

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________
Commission file number 333-143570

JJ&R VENTURES, INC.
(Name of small business issuer in its charter)

Nevada                                                                                      20-8610073
(State or other jurisdiction of incorporation or organization)                        (I.R.S. Employer Identification No.)

251 Jeanell Dr., Suite 3, Carson City, NV                                                                                                                      89703
 (Address of principal executive offices)                                                                                                                          (Zip Code)

Issuer’s telephone number  (831) 393-1396

            Securities registered under Section 12(b) of the Exchange Act:

Title of each class                                                                 Name of each exchange on which registered
_________________________________                                                                                                 ______________________________________
_______________________________                                                                                                 ______________________________________

            Securities registered under Section 12(g) of the Exchange Act:  None

 (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [   ]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

SEC 2337 (12-05)	Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ xx]    No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[  x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [ ]    No [  xx ]

State issuer’s revenues for its most recent fiscal year:                                                                                                            $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Our common stock is not traded on any market or listed on any exchange.  There was not an active market and no trading volume during fiscal 2007 and there has been no trading volume in 2008, therefore the aggregate market value of the issuer’s common stock held by non-affiliates at February 20, 2008 is deemed to be $-0-.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [   ]    No [   ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.   As of  February 20, 2008 there were 22,345,700 shares of common stock, par value $.0001 issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes ____; No  xxx

PART I

Item 1. Description of Business

Forward-Looking Statement Notice

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect JJ&R Ventures’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.

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

Our strategy

Our purpose is to be the leading content developer and distributor of children’s books and learning materials in popular areas possibly underserved by the industry.  Customer centricity will be a defining value in everything we do.  In order to accomplish our purpose, we have implemented a strategy that includes:

•            Publishing of our existing book and learning materials “What’s in My Food?” series andcommencing initial marketing.  Once our materials are published we can proceed with themarketing efforts though the self-publishing group, hands-on presentations to schools and other educational facilities, book signings, and the company’s website.

•            Improved subject selection and innovation capabilities. Achieving the necessary steps for us togrow may require significant improvements to our subject selection and innovation structure andexternal delivery platforms. Once our core business of product marketing is established, we intend to develop enhanced technology platforms capable of streaming video, interactive e-learning, distributed e-learning and Web advertising to compliment our basic paper product sales.

•            Enhanced core offerings. Our overall brand strategy will be redefined and redirected once newsubjects become dominating in the media. Currently, we believe that we’ve identified a majorsubject on the public’s mind, childhood obesity.  We believe that as parents strive to keep their children healthy, they will see value in teaching the kids good eating skills instead of just providing the food.  JJ&R looks to address the growing market of health oriented parents and to maximize marketing effectiveness by publishing and selling children’s books and learning materials on the subject.  Further, we intend to develop new interactive and online distributed content for all brands.

•            Increased lifetime customer value. We also intend to continually enhance the customerexperience and increasethe lifetime value of each client in order to retain customers, attract newcustomers and generate additional revenues. We intend to accomplish this in part by offering additional materials and subjects for the customer to choose from, thus encouraging the customer to come back to our line of products when looking for good reading and educational materials for their kids.

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

Several proposals have been made at the U.S. state and local level that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of e-commerce, and could diminish our opportunity to derive financial benefit from our activities. In December 2004, the U.S. federal government enacted legislation extending the moratorium on states and other local authorities imposing access or discriminatory taxes on the Internet through November 2007. This moratorium does not prohibit federal, state, or local authorities from collecting taxes on our income or from collecting taxes that are due under existing tax rules. In conjunction with the Streamlined Sales Tax Project, the U.S. Congress continues to consider overriding the Supreme Court’s Quilldecision, which limits the ability of state governments to require sellers outside of their own state to collect and remit sales taxes on goods purchased by in-state residents. An overturning of the Quill decision would harm our users and our business.

Current Status

Our book “What’s in My Food” is now being edited and revised.  The next step will be to illustrate the book and initiate promotional set up.  We believe it will take a minimum of six months for publication.

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

Item 2.  Description of Property.

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

Item 3.  Legal Proceedings.

No legal proceedings are threatened or pending against JJ&R Ventures or any of our officers or directors.  Further, none of our officers, directors or affiliates are parties against JJ&R Ventures or have any material interests in actions that are adverse our own.

Item 4.  Submission of Matters to a Vote of Securities Holders.

None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Our common stock is not listed on any exchange or traded on any market. There was not an active market and no trading volume during fiscal 2007 and there has been no trading volume in 2008.

As of February 20, 2008, there were approximately 40 shareholders of record holding 22,345,700 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

We have not paid, nor declared, any cash dividends since our inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay cash dividends is subject to limitations imposed by Nevada law. Under Nevada law, cash dividends may be paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

Years Ended December 31, 2007

We have experienced losses since inception.  We did not generate any revenues from operations during the year ended December 31, 2007.  Expenses during the year ended December 31, 2007 were $39,827 with interest expense of $477, giving us a net loss of $40,305.  Expenses consisted of general and administrative expenses, office equipment and professional fees.

Liquidity and Capital Resources

At December 31, 2007, we had $8,013 in available cash on hand and $106,550 in restricted cash for a total of $114,563 in current assets.  We had fixed assets consisting of furniture, computer and equipment less accumulated depreciation of $1,794 making our total assets $116,357 for year end December 31, 2007.    We anticipate our expenses for the next twelve months will be approximately $40,000.

During the year JJ&R Ventures borrowed $3,000 from one of its shareholders for working capital purposes.  The amount is due in December 2008 with interest at the rate of 12%.

JJ&R Ventures purchased a computer for approximately $1,863 and financed it over a five year period with interest at a rate of 29.24%.

The Company has filed a registration statement on Form SB-2 with the Securities and Exchange Commission to register 3,000,000 shares of common stock for sale at a price of $.10 per share for a total of up to $300,000.  The registration statement was declared effective on June 27, 2007. The Company closed its offering on January 2, 2008 and had raised a total of $114,550 through the sale of 1,145,500 shares of common stock.

The following table sets forth our use of proceeds from the sale of the 1,145,500 shares of common stock.

Total Proceeds                                                                 $114,550
Less Estimated Offering Expenses                                    25,000

Net Proceeds Available                                                   $ 89,550

Use of Net Proceeds
Website Maintenance                                              -0-
Marketing                                                                   -0-
Publishing                                                           $17,355
Working capital                                                  $72,195

TOTAL NET PROCEEDS

In the past we have relied on advances from our president or shareholders to cover our operating costs.   Management anticipates that have sufficient capital to meet our needs through the next 12 months.  However, there can be no assurances to that effect.  Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period.  At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future.  Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage any business venture we acquire.  Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

To demonstrate our commitment to maintaining ethical reporting and business practices, we adopted a Code of Ethics and Business Conduct.

Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”, Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations”, SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, SFAS No. 157, “Fair Value Measurements”, SFAS No. 156, “Accounting for Servicing of Financial Assets”, SFAS No. 155, “Accounting for Certain Hybrid Instruments”, and SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”, were recently issued. These recently-enacted accounting standards have no current applicability to the Company or their effect on the financial statements would not have been significant.

Item 7.  Financial Statements.

Our financial statements appear at the end of this report beginning with the Index to Financial Statements on page F-1.

Item 8A(T). Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

             Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

(b) Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter, 2007 has been disclosed.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Director or Officer Since

                    Deborah Flores                                                       35                President, Secretary, Treasurer                   March 2, 2007
                                                      and Director

All officers hold their positions at the will of the Board of Directors.  All directors hold their positions for one year or until their successors are elected and qualified.

Set forth below is certain biographical information regarding the Company’s executive officer and director:

Deborah Flores, President, Secretary, Treasurer and Director.  Mrs. Flores is an owner/operator of Go Espresso, formerly Michael’s Cannery Row Deli since November 1993.  Go Espresso is an exclusive catering and event vending business providing service in Monterey County, California and surrounding areas.

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

Item 10.  Executive Compensation

The following table sets forth certain summary information concerning the compensation paid or accrued for each of the Registrant’s last three completed fiscal years to the Registrant’s or its principal subsidiaries chief executive officers and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2007, the end of the Registrant’s last completed fiscal year).

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (4)	Non- Equity Incentive Plan Compen- sation ($)	Nonquali- fied Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Deborah Flores	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person’s termination of employment with the Company or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Compensation of Directors

There are no agreements to compensate any of the directors for their services.

Our officers and directors are reimbursed for expenses incurred on our behalf.  Our officers and directors will not receive any finder’s fee as a result of their efforts to implement the business plan outlined herein.  However, our officers and directors anticipate receiving benefits as beneficial shareholders of our common stock.

We have not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our employees.

Employment Contracts and Termination of Employment and Change in Control Arrangement.

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Executive Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person’s responsibilities following a change of control of the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of February 20, 2008, the number and percentage of the 22,345,700 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Title of	Name and Address of	Amount and Nature of	Percentage of Class
Class	Beneficial Owner	Beneficial Ownership

                                               Common                                                  Deborah Flores (1)                               15,000,000                                                       67.12%
                                                                                1780 Granada St.
                                                                                Seaside, CA 93955

                                               Common                                                  Brittany Grisham                                   2,000,000                                                        8.95%
                                                                                1656 Darwin St.
                                                                                 Seaside, CA  93955

                                               Common                                                  Anastasiya Kravchenko                      2,100,000                                                        9.39%
                                                                                 1359 Ahlrich Ave.
                                                                                 Encinitas, CA 92024

                                               Common                                                   Darya Shahvaran                                 2,100,000                                                        9.39%
                                                                                 1276 7th Ave.
                                                                                 San Francisco, CA  94122

Total Officers and Directors
As a Group (1 Person)                                                                                                                                          15,000,000                                                      67.12%

(1) Officer and/or director

There are no contracts or other arrangements that could result in a change of control of the Company.

Item 12.  Certain Relationships and Related Transactions.

We utilize office space at the residence of Deborah Flores to conduct our activities at no charge.

Subsequent to December 31, 2007, we repaid a note held by Deborah Flores in the amount of $3,000 plus $193.72 interest from proceeds of our public offering.

Item 13.  Exhibits and Reports on Form 8-K.

(a)	Exhibits

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller.  The Company will provide, at no cost, a copy of the Code of Ethics to any shareholder of the Company upon receiving a written request sent to the Company’s address shown on Page 1 of this report.

Exhibit #                                 Description                                                                                                                                       Location

Exhibit 3(i)	Articles of Incorporation	*

Exhibit 3(ii)	Bylaws	*

Exhibit 31	Certification of the Principal Executive Officer and	Attached
               Principal Financial Officer pursuant to Section 302
               of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of the Principal Executive Officer and	Attached
Principal Financial Officer pursuant to U.S.C. Section 1350
as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

* Incorporated by reference. Filed as exhibit to SB-2 on June 7, 2007.

**  The Exhibit attached to this Form 10-KSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

(b) Reports on Form 8-K.

None.

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of JJ&R Ventures’s annual financial statement and review of financial statements included in JJ&R Ventures’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $-0- for fiscal year ended 2006 and $10,500 for fiscal year ended 2007.

Audit-Related Fees

There were no fees for other audit related services for fiscal years ended 2007 and 2006.

Tax Fees

There were no fees for tax compliance, tax advice and tax planning for the fiscal years 2007 and 2006.

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JJ&R VENTURES, INC.

Date: March 4, 2008                                                                               /s/ Deborah Flores
       Chief Executive Officer and
       Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 4, 2008	/s/ Deborah Flores
Director

INDEX TO THE FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet, From March 1, 2007 (date of inception) to December 31, 2007

Statement of Operations, From March 1, 2007 (date of inception) to December 31, 2007

Statement of Retained Deficit, From March 1, 2007 (Date of Inception) to December 31, 2007

Statement of Cash Flows, From March 1, 2007 (Date of incepetion) to December 31, 2007

Notes to the Financial Statements

HAWKINS ACCOUNTING

Certified Public Accountant

Audit . tax . consulting

To the Board of Directors and Shareholders
JJ&R Ventures, Inc.
San Diego, California

Report of Independent Registered Public Accounting Firm

I have audited the balance sheet of JJ&R Ventures, Inc. as of December 31, 2007 and the related statements of operations, stockholders' equity and cash flows from date of inception (March 2, 2007) to December 31, 2007. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JJ&R Ventures, Inc as of December 31, 2007, the results of operations and it's cash flows from date of inception (March 2, 2007) to December 31, 2007 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note F to the financial statements, the Company has incurred net losses since inception, which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Los Angeles, CA
January 31, 2008

1925 Century Park East #2050 Los Angeles, CA 90067
(310)-553-5707 FAX (310)-553-5337 info@cpahawkins.com

JJ and R Ventures, Inc.
Development Stage Company
Balance Sheet
From March 1, 2007 (date of inception) to December 31, 2007

ASSETS	2007
Current assets
Cash in bank	$8,013
Restricted Cash	106,550
Total current assets	114,563
Fixed Assets
Furniture and Equipment
Computer	1,993
Accumulated Depreciation	(199)
Total Fixed Assets	1,794
Total assets	$116,357

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable-trade	$22,401
Accounts payable-other	1,000
Accrued interest	149
Proceeds fm Unissued Stock Sales	114,550
Total current liabilities	138,100

Notes Payable-computer	1,862
Notes payable related parties	3,000
Total Long-Term Liabilities	4,862
Total liabilities	142,962
Shareholders' deficit
Preferred stock, 5,000,000 shares
authorized	0
Common stock, 200,000,000 shares
authorized, 21,200,200 outstanding	2,120
Paid in capital	11,580
Retained deficit	(40,305)
Total shareholders' equity	(26,605)

Total liabilities and shareholders' equity	$116,357

The accompanying notes are an integral part of these financial statements

JJ and R Ventures, Inc.
A Development Stage Company
Statement of Operations
From March 1, 2007 (date of inception) to December 31, 2007

Accumulated
Deficit
During
Development
Stage
Sales	$0

Expenses
Automobile Expenses	57
Bank charges	173
Business license and permits	1,035
Computer and internet expenses	371
Filing fees	3,981
Depreciation Expense	199
Office supplies	302
Professional fees	31,970
Telephone Expenses	1,739
Total expenses	39,827
Net loss from operations	(39,827)

Interest Expense	(477)

Net income (loss)	(40,305)

Loss per common share	$($0.01)
Weighted average of
shares outstanding	21,200,000

The accompanying notes are an integral part of these financial statements

JJ and R Ventures, Inc
A Development Stage Company
Statement of Retained Deficit
From March 1, 2007 (Date of Inception) to December 31, 2007

				Deficit
				Accumulated
	Common stock		Paid	During
			In	Development
	Shares	Amount	Capital	Stage	Total

March 31, 2007	21,200,000	$2,120	$11,580	$0	$13,700
Net loss for the period				(40,305)	(40,305)
December 31, 2005	21,200,000	$2,120	$11,580	$(40,305)	$(26,605)

The accompanying notes are an integral part of these financial statements

JJ and R Ventures
A Development Stage Company
Statement of Cash Flows
From March 1, 2007 (Date of incepetion) to December 31, 2007

CASH FLOWS FROM	Accumulated Cash Flows During Development Stage
OPERATING ACTIVITIES
Net income (loss)	$(40,305)
Adjustment to reconcile net to net cash
provided by operating activities
Depreciation	199
Increase in accounts payable	23,401
Increase in accrued interest	149
Increase in Loans PY	1,862
Increase in state franchise tax
(Increase) in prepaid expenses	0
Increase in cash deposits from stock	(106,550)
NET CASH PROVIDED
BY OPERATING ACTIVITIES	(121,244)
INVESTING ACTIVITIES
Assets transferred
NET CASH USED IN
INVESTING ACTIVITIES
Computer purchase	(1,993)
NET CASH REALIZED
FROM INVESTING ACTIVITIES	(1,993)
FINANCING ACTIVITIES
Proceeds fm Unissued Stocks Sale	114,550
Sale of common stock	13,700
Related party notes	3,000
NET CASH REALIZED
FROM FINANCING ACTIVITIES	131,250
INCREASE IN CASH
AND CASH EQUIVALENTS	8,013
Cash and cash equivalents
at the beginning of the year	0
CASH AND CASH EQUIVALENTS
AT YEAR END	$8,013

The accompanying notes are an integral part of these financial statements

JJ&R Ventures, Inc.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
December 31, 2007

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

Earnings Per Share

Basic earnings per share is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding during the period.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently reviewing the provisions of SFAS No. 157 to determine the impact, if any, on our condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB No. 115 ("SFAS No. 159"). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for our fiscal year ending March 31, 2009. We are currently assessing the impact, if any, of this statement on our condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, or (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141(R) are effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently assessing the financial impact of SFAS 141(R) on our consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51(“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” or ARB 51, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). In addition, SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The provisions of SFAS 160 are effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. We are currently assessing the financial impact of SFAS 160 on our consolidated financial statements.

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

At year end the Company was in the process of an IPO raising a total of between $75,000 and $150,000 at $.10 a share.  On December 31, 2007 the Company had raised a total $114,550 thru the sale of 1,145,500 shares.  Escrow closed January 2, 2008.

Note E. Related Party Transactions

During the period ending December 31, 2007, the Company borrowed from one of its shareholders’ $3,000 that will be repaid in December 2008.  The interest rate is 12%.

Note F: Going concern

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

Note G: Note Payable

The Company purchased a computer and financed it for five years at an interest rate of 29.24%.  The five year principal payments are as follows:

2008                       $201
2009                       $269
2010                       $359
2011                       $479
2012                       $555