Form 10-Q
period 2008-03-31
JJ&R Ventures, Inc.
filed 2008-05-12
CIK 1399587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.
or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________  to  ___________________________

Commission File Number  333-143570
JJ&R VENTURES, INC.
 (Exact name of registrant as specified in its charter)

Nevada	20-8610073
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

251 Jeanell Dr., Suite 3, Carson City, NV	89703 (Zip Code)
(Address of principal executive offices)

(831) 393-1396
 (Registrant’s telephone number, including area code)

_______________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒   Yes☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                         Accelerated filer ☐

Non-accelerated filer ☐  (Do not check if a smaller reporting company)                   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☒  No

As of May 6, 2008, there were 22,345,500 shares of common stock, $.0001 par value, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and 2007 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

JJ & R Ventures, Inc.
Condensed Balance Sheet
March 31, 2008 and December 31, 2007

ASSETS	2008	2007

Current assets
Cash in bank	$54,079	$8,013
Restricted cash	0	106,550
Prepaid inventory	17,355	0
Total current assets	71,434	114,563
Fixed Assets
Furniture and Equipment
Computer	1,993	1,993
Accumulated depreciation	(299)	(199)
Total Fixed Assets	1,694	1,794

Total assets	$73,128	$116,357

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable-trade	$2,055	$22,401
Accounts payable	0	1,000
Accrued interest	0	149
Proceeds from unissued stock sales	0	114,550
Fees to related party	7,900	0
Total current liabilities	9,955	138,100

Notes Payable-computer	1,771	1,862
Notes payable related parties	0	3,000
Total Long-Term Liabilities	1,771	4,862
Total liabilities	11,726	142,962

Shareholders' Equity (deficit)
Preferred stock, 5,000,000 shares, $.0001 par value,
authorized, 0 outstanding	0	0
Common stock, 200,000,000 shares, $.0001 par value,
authorized, 22,345,500 outstanding	2,235	2,120
Paid in capital	126,015	11,580
Retained deficit	(66,848)	(40,305)
Total shareholders' equity	61,402	(26,605)
Total liabilities and shareholders' equity	$73,128	$116,357

The accompanying notes are an integral part of these financial statements

JJ & R Ventures, Inc.
Condensed Statement of Operations
For the three months ended March 31, 2008 and Date of Inception,
March 2, 2007 to March 31, 2007

	2008	2007

Revenues	0	0

Expenses
Bank charges	105	7
Computer and internet expenses	272	0
Filing fees	1,125	0
Depreciation Expense	100	0
Office supplies	644	0
Professional fees	23,435	4,500
Telephone expenses	683	0
Total expenses	26,364	4,507
Net loss from operations	(26,364)	(4,507)

Interest Expense	(179)	0

Net income (loss)	(26,543)	(4,507)

Loss per common share	($0.01)	$($0.01)
Weighted average of
shares outstanding	22,345,500	21,200,000

The accompanying notes are an integral part of these financial statements

JJ & R Ventures, Inc
Condensed Statement of Retained Equity
For the three months ended March 31, 2008 and Date of Inception,
March 2, 2007 to March 31, 2007

	Common stock
			Paid-In	Retained
	Shares	Amount	Capital	Deficit	Total

March 2, 2007	21,200,000	$2,120	$11,580	$0	$13,700
Net loss for the period				(4,507)	(4,507)
March 31, 2007	21,200,000	$2,120	$11,580	$(4,507)	$9,193

December 31, 2007	21,200,000	$2,120	$11,580	$(40,305)	$(26,605)
Sale of Stock	1,145,500	115	114,435		114,550
Net loss for the period				(26,543)	(26,543)
March 31, 2008	22,345,500	$2,235	$126,015	$(66,848)	$61,402

The accompanying notes are an integral part of these financial statements

JJ & R Ventures
Condensed Statement of Cash Flows
For the three months ended March 31, 2008 and Date of Inception,
March 2, 2007 to March 31, 2007
	2008	2007

CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$(26,543)	$(4,507)
Adjustment to reconcile net to net cash
provided by operating activities
Depreciation	100	0
Decrease in accounts payable	(21,346)	0
Decrease in accrued interest	(149)	0
Decrease in Loans PY	(91)	0
Increase in state franchise tax	0	0
(Increase) in prepaid expenses	(17,355)	0
Decrease in cash deposits from stock	106,550	0
Increase in fees to related party	7,900	0
Rounding error	(1)
NET CASH PROVIDED
BY OPERATING ACTIVITIES	49,066	(4,507)
INVESTING ACTIVITIES
Sale of Stock	0	0
NET CASH USED IN
INVESTING ACTIVITIES
Computer purchase	0	0
NET CASH REALIZED
FROM INVESTING ACTIVITIES	0	0

FINANCING ACTIVITIES
Proceeds fm unissued stocks sale	(114,550)	0
Sale of common stock	114,550	13,700
Related party notes	(3,000)	0
NET CASH REALIZED
FROM FINANCING ACTIVITIES	(3,000)	13,700
INCREASE IN CASH
AND CASH EQUIVALENTS	46,066	9,193
Cash and cash equivalents
at the beginning of the year	8,013	0
CASH AND CASH EQUIVALENTS
AT YEAR END	$54,079	$9,193

The accompanying notes are an integral part of these financial statements

JJ&R Ventures, Inc.
Notes to Condensed Financial Statements
March 31, 2008

Note A: Summary of Significant Accounting Policies

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of JJ&R Ventures, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2008, the results of operations for the three months ended March 31, 2008 and from the Date of Inception, March 2, 2007 to March 31, 2007, and cash flows for the three months ended March 31, 2008 and from the Date of Inception, March 2. 2007 to March 31, 2007.  The balance sheet as of December 31, 2007 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.

The results of operations for the nine months ended March 31, 2008 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2008.

Description of business

The Company was incorporated under the laws of the State of Nevada on March 2, 2007.  The principal activities of the Company, from the beginning of the development stage, have been organizational matters and the sale of stock.  The Company was formed to provide child education services.

Earnings (Loss) Per Share

Basic earnings per share is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding during the period.

JJ&R Ventures, Inc.
Notes to Condensed Financial Statements
March 31, 2008

Note B:  Recent Accounting Pronouncements

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

JJ&R Ventures, Inc.
Notes to Condensed Financial Statements
March 31, 2008

The provisions of SFAS 160 are effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. We are currently assessing the financial impact of SFAS 160 on our consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008.

Note C: Income taxes

The benefit for income taxes from operations consisted of the following components: current tax benefit of $18,643 resulting from a net loss before income taxes, and deferred tax expenses of $18,643 from a valuation allowance recorded against the deferred tax asset resulting from net operating losses.  Net operating loss carryforward will expire in 2027.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized.  At the time, the allowance will either be increased or reduced; reduction would result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer required.

Note D: Sale of stock

During the month of January, 2008, escrow closed on funds raised through an IPO in 2007.  From the offering, the Company raised $114,550 on the sale of 1,145,500 at $0.10 per share.

Note E. Related Party Transactions

During the period ending March 31, 2008, the Company repaid a $3,000 loan from one of its shareholders, plus $194 in accrued interest.  The company has not borrowed any additional funds from shareholders or related parties as of March 31, 2008.

During the period ended March 31, 2008, the company accrued $20,000 in management fees to be paid to a related party for the management of day-to-day operations.  Of those fees accrued, the company paid $12,100 as of March 31, 2008.

JJ&R Ventures, Inc.
Notes to Condensed Financial Statements
March 31, 2008

Note F: Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, the company has a net loss of $26,543, a negative working capital deficiency of $49,066 and a stockholders’ deficiency of $66,848.  These factors raise substantial doubt about its ability to continue as a going concern.  The ability to the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

Note G: Note Payable

The Company purchased a computer and financed it for five years at an interest rate of 29.24%.  The five yearprincipal payments are as flows:

2008                                  $201

2009                                  $269

2010                                  $359

2011                                  $479

2012                                  $555

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENT NOTICE

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  For this purpose any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

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

Our strategy

Our purpose is to be the leading content developer and distributor of children’s books and learning materials in popular areas possibly underserved by the industry.  Customer centricity will be a defining value in everything we do.  In order to accomplish our purpose, we have implemented a strategy that includes:

•            Publishing of our existing book and learning materials “What’s in My Food?” series andcommencing initialmarketing.  Once our materials are published we can proceed with the marketing efforts though the self-publishing group, hands-on presentations to schools and other educational facilities, book signings, and the company’s website.

•            Improved subject selection and innovation capabilities. Achieving the necessary steps for us togrow mayrequire significant improvements to our subject selection and innovation structure and external delivery platforms.Once our core business of product marketing is established, we intend to develop enhanced technology platforms capable of streaming video, interactive e-learning, distributed e-learning and Web advertising to compliment our basic paper product sales.

•            Enhanced core offerings. Our overall brand strategy will be redefined and redirected once new subjects becomedominating in the media. Currently, we believe that we’ve identified a major subject on the public’s mind,childhood obesity.  We believe that as parents strive to keep their children healthy, they will see value in teaching the kids good eating skills instead of just providing the food.  JJ&R looks to address the growing market of health oriented parents and to maximize marketing effectiveness by publishing and selling children’s books and learning materials on the subject.  Further, we intend to develop new interactive and online distributed content for all brands.

•            Increased lifetime customer value. We also intend to continually enhance the customer experience and increasethe lifetime value of each client in order to retain customers, attract new customers and generate additionalrevenues. We intend to accomplish this in part by offering additional materials and subjects for the customer to choose from, thus encouraging the customer to come back to our line of products when looking for good reading and educational materials for their kids.

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

Description of Property

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

Results of Operations for the Three Month Periods Ended March 31, 2008 and 2007

The Company had general and administrative expenses during the three months ended March 31, 2008 of $26,364 and interest expense of $179 resulting in a net loss of $26,543.  During the same period in 2007, the Company experienced $4,507 in general and administrative expenses and $-0- in interest expense resulting in a net loss of $4,507.  The Company anticipates incurring expenses relative to its SEC reporting obligations which will include legal and accounting expenses.

During the period ending March 31, 2008, we repaid a $3,000 loan from one of our shareholders plus $194 in accrued interest.  During the same period, we accrued $20,000 in management fees to be paid to our officer/director.  Of those fees accrued, we paid $12,100 as of March 31, 2008.

Liquidity and Capital Resources

At March 31, 2008, the Company’s total assets consisted of $54,079 in cash.  Liabilities at March 31, 2008 totaled $11,726 and consisted of $2,055 in accounts payable – trade, $7,900 in fees to related parties and $1,771 in a note payable.

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

The following table sets forth our use of proceeds from the sale of the 1,145,500 shares of common stock.

TOTAL NET PROCEEDS

Total Proceeds                                     $114,550
Less Estimated Offering Expenses             15,420

Net Proceeds Available                         $ 99,130

Use of Net Proceeds
            Website Maintenance                         -0-
Marketing                                      1,960
Equipment                                      9,481
Pay off notes                                  3,194
Legal/Accounting                               975
Salary                                           12,100
Publishing                                     17,355
Working capital                          $54,065

TOTAL NET PROCEEDS                    $99,130

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required by smaller reporting companies.

ITEM 4T.  CONTROLS AND PROCEDURES.

Our management with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed in the reports we filed under the Exchange Act within the time periods specified in the Securities and Exchange Commission's rules and regulations.

There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not sell or issue any securities during the period covered by this report.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the period covered by this report to a vote of security holders.

ITEM 5.   OTHER INFORMATION.

None

ITEM 6.   EXHIBITS.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document	Location

31.1	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

*            The Exhibit attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JJ&R VENTURES, INC.

Date: May 12, 2008	By: /s/ Deborah Flores
Deborah Flores, President and Chief Financial Officer