Form 10-Q
period 2008-06-30
JJ&R Ventures, Inc.
filed 2008-08-13
CIK 1399587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒   Yes  ☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐  (Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☒  No

As of August 11, 2008, there were 22,345,500 shares of common stock, $.0001 par value, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 and 2007 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

JJ and R Ventures, Inc.

Condensed Balance Sheet

June 30, 2008 and December 31, 2007

ASSETS	2008	2007

Current assets
Cash in bank	$39,321	$8,013
Restricted cash	0	106,550
Prepaid inventory	17,355
Total current assets	56,676	114,563
Fixed Assets
Furniture and Equipment
Computer	1,993	1,993
Accumulated depreciation	(399)	(199)
Total Fixed Assets	1,594	1,794

Total assets	$58,270	$116,357

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable-trade	$1,560	$22,401
Other payables	0	1,000
Accrued interest	0	149
Proceeds from unissued stock sales	0	114,550
Fees to related party	0	0
Total current liabilities	1,560	138,100

Notes Payable-computer	1,649	1,862
Notes payable related parties	0	3,000
Total Long-Term Liabilities	1,649	4,862
Total liabilities	3,209	142,962

Shareholders' Equity (deficit)
Preferred stock, 5,000,000 shares, $.0001 par value,
authorized, 0 outstanding	0	0
Common stock, 200,000,000 shares, $.0001 par value,
authorized, 22,345,500 outstanding	2,235	2,120
Paid in capital	126,015	11,580
Retained deficit	(73,189)	(40,305)
Total shareholders' equity	55,061	(26,605)
Total liabilities and shareholders' equity	$58,270	$116,357

The accompanying notes are an integral part of these financial statements

JJ and R Ventures, Inc.

Condensed Statement of Operations

For the six months ended June 30, 2008 and Date of Inception, March 2, 2007 to June 30, 2007

	2008	2007

Revenues	$0	$0

Expenses
Advertising	500	0
Business license and permits	0	800
Bank charges	105	68
Computer and internet expenses	272	431
Filing fees	1,605	0
Depreciation Expense	199	0
Office supplies	769	263
Professional fees	28,047	7,090
Telephone expenses	1,124	0
Total expenses	32,621	8,652
Net loss from operations	(32,621)	(8,652)

Interest Expense	(263)	0

Net income (loss)	$(32,884)	$(8,652)

Loss per common share	$(0.01)	$($0.01)
Weighted average of
shares outstanding	22,345,500	21,200,000

The accompanying notes are an integral part of these financial statements

JJ and R Ventures

Condensed Statement of Cash Flows

For the six months ended June 30, 2008 and Date of Inception, March 2, 2007 to June 30, 2007

	2008	2007

CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$(32,884)	$(8,652)
Adjustment to reconcile net to net cash
provided by operating activities
Depreciation	199	0
Decrease in accounts payable	(21,841)	0
Decrease in accrued interest	(149)	0
Decrease in Loans PY	(212)	0
Increase in state franchise tax	0	0
(Increase) in prepaid expenses	(17,355)	(5,000)
Decrease in cash deposits from stock	106,550	0
NET CASH PROVIDED
BY OPERATING ACTIVITIES	34,308	(13,652)
NET CASH USED IN
INVESTING ACTIVITIES
Computer purchase	0	0
NET CASH REALIZED
FROM INVESTING ACTIVITIES	0	0

FINANCING ACTIVITIES
Proceeds fm unissued stocks sale	(114,550)	0
Sale of common stock	114,550	13,700
Related party borrowings	0	2,000
(Repayment) of related party debt	(3,000)	0
NET CASH REALIZED
FROM FINANCING ACTIVITIES	(3,000)	15,700
INCREASE IN CASH
AND CASH EQUIVALENTS	31,308	2,048
Cash and cash equivalents
at the beginning of the year	8,013	0
CASH AND CASH EQUIVALENTS
AT YEAR END	$39,321	$2,048

The accompanying notes are an integral part of these financial statements

JJ&R Ventures, Inc.

Footnotes to the Condensed Financial Statements

June 30, 2008 and 2007

Note A: Summary of Significant Accounting Policies

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of JJ&R Ventures, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2008, the results of operations for the six months ended June 30, 2008 and from the Date of Inception, March 2, 2007 to June 30, 2007, and cash flows for the six months ended June 30, 2008 and from the Date of Inception, March 2. 2007 to June 30, 2007.  The balance sheet as of December 31, 2007 is derived from the Company’s audited financial statements.

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

The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2008.

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

Note E: Related Party Transactions

During the period ending March 31, 2008, the Company repaid a $3,000 loan from one of its shareholders, plus $194 in accrued interest.  The company has not borrowed any additional funds from shareholders or related parties as of June 30, 2008.

During the six month period June 30, 2008, the company paid $23,100 in management fees to a related party for the management of day-to-day operations. The board of directors had authorized up to $24,000 to the same related party to be paid for day to day management fees.

Note F Note Payable

The Company purchased a computer and financed it for five years at an interest rate of 29.24%.  The five year principal payments are as flows:

2008

$201

2009

$269

2010

$359

2011

$479

2012

$555

Note G Three Month Data – Second Quarter 2008 and 2007

	2008	2007
Revenue	$0	$0
Expenses	(6,257)	(4,146)
Operating Loss	(6,257)	(4,146)
Other Revenue and Expense	(84)	(0)
Three Month Loss	$(6,341)	$(4,146)

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

Results of Operations for the Six Month Periods Ended June 30, 2008 and 2007

The Company had general and administrative expenses during the six months ended June 30, 2008 of $32,621 and interest expense of $263 resulting in a net loss of $32,884.  During the same period in 2007, the Company experienced $8,652 in general and administrative expenses and $-0- in interest expense resulting in a net loss of $8,652.  The Company anticipates incurring expenses relative to its SEC reporting obligations which will include legal and accounting expenses.

During the six months ending June 30, 2008, we paid $23,100 in management fees to our officer and director.

Liquidity and Capital Resources

At June 30, 2008, the Company’s total assets consisted of $39,321 in cash. $17,35 in prepaid inventory, $1,993 in furniture and computer equipment and ($399) in accumulated depreciation for total assets of $58,270.  Liabilities at June 30, 2008 totaled $3,209 and consisted of $1,560 in accounts payable – trade and $1,649 in a note payable.

The Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission to register 3,000,000 shares of common stock for sale at a price of $.10 per share for a total of up to $300,000.  The registration statement was declared effective on June 27, 2007. The Company closed its offering on January 2, 2008 and had raised a total of $114,550 through the sale of 1,145,500 shares of common stock.

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

JJ&R VENTURES, INC.

Date: August 13, 2008

By:  /s/ Deborah Flores

Deborah Flores, President and Chief Financial Officer