Form 10-Q
period 2008-09-30
JJ&R Ventures, Inc.
filed 2008-11-10
CIK 1399587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                                                        (Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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

As of October 31, 2008, there were 22,345,500 shares of common stock, $.0001 par value, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 and 2007 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

JJ and R Ventures, Inc.
Condensed Balance Sheet
September 30, 2008 and December 31, 2007

ASSETS	2008	2007
Current assets
Cash in bank	$30,808	$8,013
Restricted cash	0	106,550
Prepaid inventory	17,354
Total current assets	48,162	114,563
Fixed Assets
Furniture and Equipment
Computer	1,993	1,993
Accumulated depreciation	(498)	(199)
Total Fixed Assets	1,495	1,794
Other Assets
Prepaid legal fees	180
Total Other Assets	180	0
Total assets	$49,837	$116,357

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable-trade	$118	$22,401
Other payables	0	1,000
Accrued interest	0	149
Proceeds from unissued stock sales	0	114,550
Fees to related party	0	0
Total current liabilities	118	138,100

Notes Payable-computer	1,262	1,862
Notes payable related parties	0	3,000
Total Long-Term Liabilities	1,262	4,862
Total liabilities	1,380	142,962

Shareholders' Equity (deficit)
Preferred stock, 5,000,000 shares, $.0001 par value,
authorized, 0 outstanding	0	0
Common stock, 200,000,000 shares, $.0001 par value,
authorized, 22,345,500 outstanding	2,235	2,120
Paid in capital	126,015	11,580
Retained deficit	(79,792)	(40,305)
Total shareholders' equity	48,458	(26,605)
Total liabilities and shareholders' equity	$49,837	$116,357

The accompanying notes are an integral part of these financial statements

JJ and R Ventures, Inc.
Condensed Statement of Operations
For the nine months ended September 30, 2008 and Date of Inception, March 2, 2007 to September 30, 2007

	2008	2007

Revenues	0	0

Expenses
Automobile expense		57
Advertising	500	0
Business license and permits	0	1,035
Bank charges	105	134
Computer and internet expenses	272	666
Filing fees	1,605	0
Depreciation Expense	299	0
Office supplies	769	263
Professional fees	33,599	7,589
Telephone expenses	1,964	1,290
Total expenses	39,112	11,034
Net loss from operations	(39,112)	(11,034)

Interest Expense	(375)	0

Net income (loss)	(39,487)	(11,034)

Loss per common share	($0.01)	$($0.01)
Weighted average of
shares outstanding	22,345,500	21,200,000

The accompanying notes are an integral part of these financial statements

JJ and R Ventures
Condensed Statement of Cash Flows
For the nine months ended September 30, 2008 and Date of Inception, March 2, 2007 to September 30, 2007

	2008	2007

CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$(39,487)	$(11,034)
Adjustment to reconcile net to net cash
provided by operating activities
Depreciation	299	0
Decrease in accounts payable	(23,283)	0
Decrease in accrued interest	(149)	0
Decrease in Loans PY	(600)	0
Increase in prepaid legal fees	(180)	0
(Increase) in prepaid expenses	(17,354)	0
Decrease in cash deposits from stock	106,550	0
Increase in fees to related party	0	0
Rounding error	(1)
NET CASH PROVIDED
BY OPERATING ACTIVITIES	25,795	(11,034)
INVESTING ACTIVITIES
Sale of Stock	0
NET CASH USED IN
INVESTING ACTIVITIES
Computer purchase	0	0
NET CASH REALIZED
FROM INVESTING ACTIVITIES	0	0

FINANCING ACTIVITIES
Proceeds from unissued stocks sale	(114,550)	0
Sale of common stock	114,550	13,700
Related party notes	(3,000)	2,500
NET CASH REALIZED
FROM FINANCING ACTIVITIES	(3,000)	16,200
INCREASE IN CASH
AND CASH EQUIVALENTS	22,795	5,166
Cash and cash equivalents
at the beginning of the year	8,013	0
CASH AND CASH EQUIVALENTS
AT YEAR END	$30,808	$5,166

The accompanying notes are an integral part of these financial statements

JJ&R Ventures, Inc.
Footnotes to the Condensed Financial Statements
September 30, 2008 and 2007

Note A: Summary of Significant Accounting Policies

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of JJ&R Ventures, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2008, the results of operations for the nine months ended September 30, 2008 and from the Date of Inception, March 2, 2007 to September 30, 2007, and cash flows for the nine months ended September 30, 2008 and from the Date of Inception, March 2. 2007 to September 30, 2007.  The balance sheet as of December 31, 2007 is derived from the Company’s audited financial statements.

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

The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2008.

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

Note E. Related Party Transactions

During the period ending March 31, 2008, the Company repaid a $3,000 loan from one of its shareholders, plus $194 in accrued interest.  The company has not borrowed any additional funds from shareholders or related parties as of September 30, 2008.

During the nine month period September 30, 2008, the company paid $23,100 in management fees to a related party for the management of day-to-day operations. The board of directors had authorized up to $24,000 to the same related party to be paid for day to day management fees.

Note F Note Payable

The Company purchased a computer and financed it for five years at an interest rate of 29.24%.  The five year principal payments are as flows:

2008                                  $201

2009                                  $269

2010                                  $359

2011                                  $479

2012                                  $555

Note G Three Month Data – Third Quarter 2008 and 2007

2008            2007
Revenue                                                                                   $ 0                  $ 0
Expenses                                                                             (6491)            (2,382)
Operating Loss                                                                  (6,491)            (2,382)
Other Revenue and Expense                                             (112)           (0)
Three Month Loss                                                          $ (6,603)      $   (2,382)

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

Current Status

Our book “What’s in My Food” is now in the final stages of editing and printing.  We anticipate having our first book available for promotion and sales in January 2009.

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

Results of Operations for the Nine Month Periods Ended September 30, 2008 and 2007

The Company had general and administrative expenses during the nine months ended September 30, 2008 of $39,112 and interest expense of $375 resulting in a net loss of $39,487.  During the same period in 2007, the Company experienced $11,034 in general and administrative expenses and $-0- in interest expense resulting in a net loss of $11,034.  The Company anticipates incurring expenses relative to its SEC reporting obligations which will include legal and accounting expenses.

During the nine months ending September 30, 2008, we paid $23,100 in management fees to our officer and director.

Liquidity and Capital Resources

At September 30, 2008, the Company’s total assets consisted of $30,808 in cash, $17,354 in prepaid inventory, $1,993 in furniture and computer equipment, ($498) in accumulated depreciation and $180 in prepaid legal fees for total assets of $49,837.  Liabilities at September 30, 2008 totaled $1,380 and consisted of $118 in accounts payable – trade and $1,262 in a note payable.

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

ITEM 5.   OTHER INFORMATION.

None

ITEM 6.   EXHIBITS.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document	Location

31	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

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

JJ&R VENTURES, INC.

Date: November 10, 2008	By: /s/ Deborah Flores

Deborah Flores, President and Chief Financial Officer