Form 10-K
period 2008-12-31
JJ&R Ventures, Inc.
filed 2009-03-05
CIK 1399587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 333-143570

JJ&R Ventures, INC.

(Name of small business issuer in its charter)

Nevada	20-8610073
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

251 Jeanell Dr., Suite 3,

Carson City, NV 89703

(Address of principal executive offices)

Issuer’s telephone number: (831) 393-1396

Securities Registered pursuant to Section 12(b) of the Act:  None.

Securities Registered pursuant to Section 12(g) of the Exchange Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

     Yes   X   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

       Yes   X   No

Note – checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   X  Yes        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

Accelerated filer       .

Non-accelerated filer         (Do not check is a smaller reporting company)

Smaller reporting company   X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).       Yes   X   No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Our common stock is not traded on any market or listed on any exchange.  There was not an active market and no trading volume during fiscal 2008 and there has been no trading volume in 2009, therefore the aggregate market value of the issuer’s common stock held by non-affiliates at February 17, 2009 is deemed to be $-0-.

Note. – If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDING DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

       Yes        No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of February 17, 2009
Common Stock	22,345,500

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

PART I

ITEM 1.  BUSINESS.

Business Development

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

Current Status

Our book “What’s in My Food” is now in the final stages of editing.  We believe we have two endorsements for our book which we anticipate will help in promotion and marketing.  The next step will be to initiate promotional set up.  We believe it will take a minimum of six months for publication.

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, Including Duration

None; not applicable

Need For Any Government Approval of Principal Products or Services

None; not applicable

Effect of Existing or Probable Governmental Regulations on Business

None; not applicable

Time Spent During the Last Two Fiscal Years on Research and Development Activities

None; not applicable

Costs and Effects of Compliance with Environmental Laws (federal, state and local)

None; not applicable

ITEM 1A.  RISK FACTORS.

Not required by smaller reporting companies.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

We do not currently own any property.  We utilize office space in the residence of our President at no cost.  We will not seek independent office space until we pursue a viable business opportunity and recognize income.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency.

Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is not listed on any exchange or traded on any market. There was not an active market and no trading volume during fiscal 2008 and there has been no trading volume in 2009.

Holders

As of February 17, 2008, there were approximately 40 shareholders of record holding 22,345,500 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales or Purchases of Unregistered Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA.

Since we are a “smaller reporting company,” as defined by SEC regulation, we are not required to provide the information required by this Item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

The statements made below with respect to our outlook for fiscal 2009 and beyond represent “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and are subject to a number of risks and uncertainties. These include, among other risks and uncertainties, whether we will be able to generate sufficient cash flow from our operations or other sources to fund our working capital needs, maintain existing relationships with our lender, successfully introduce and attain market acceptance of any new products, attract and retain qualified personnel both in our existing markets and in new territories in an extremely competitive environment, and potential obsolescence of our technologies.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based.  We qualify all of our forward-looking statements by these cautionary statements.

Results of Operations

Years Ended December 31, 2008 and December 31, 2007

We have experienced losses since inception.  We did not generate any revenues from operations during the year ended December 31, 2008 or the year ended December 31, 2007.  Expenses during the year ended December 31, 2008 were $49,374 with interest expense of $465, giving us a net loss of $49,839 compared to expenses of $39,827 with interest expense of $478, for a net loss of $40,305 for the year ended December 31, 2007.  Expenses consisted of general and administrative expenses, office equipment and professional fees.

Liquidity and Capital Resources

At December 31, 2008, we had $3,784 in available cash on hand and $31,300 in prepaid inventory for a total of $35,084 in current assets.  We had fixed assets consisting of computer and equipment and software less accumulated depreciation of $598 for total fixed assets of $1,395.  We had prepaid marketing/publicity in the amount of $3,409 and $500 in prepaid fees for a total of $3,909 in other assets. As of December 31, 2008, our total assets were $40,388.    We anticipate our expenses for the next twelve months will be approximately $40,000.

Liabilities consisted of $890 in accounts payable and a note payable of $1,391 for total liabilities of $2,281.  During the period ended December 31, 2008, we repaid borrowings from one of our shareholders in the amount of $3,000 plus interest of $194. As of December 31, 2008, we have no outstanding related party transactions.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial condition, results of operations or liquidity.

Need For Additional Financing

In the past we have relied on advances from our president to cover our operating costs.   Management anticipates that it will have sufficient capital to meet our needs through the next 12 months.  However, there can be no assurances to that effect.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since we have no assets and do not have any investments in eligible portfolio companies there is no quantitative information, as of the end of December 31, 2008, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The required financial statements are included following the signature page of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

ITEM 9A(T). CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  We believe our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

ITEM 9B. OTHER INFORMATION

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter 2008 has been disclosed.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of Directors and Executive Officers

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Director or Officer Since

Deborah Flores	36	President, Secretary, Treasurer	March 2, 2007
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

Term of Office

The term of office of the current directors shall continue until new directors are elected or appointed.

Involvement in Certain Legal Proceedings

During the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of the Company:

(1) Was a general partner or executive officer of any business by or against which any bankruptcy  petition was filed, whether at the time of such filing or two years prior thereto;

(2) Was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated,  of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

(4) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated,  of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5) Was found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Financial Expert

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

Code of Ethics

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller.  The Company will provide, at no cost, a copy of the Code of Ethics to any shareholder of the Company upon receiving a written request sent to the Company’s address shown on Page 1 of this report.

ITEM 11.  EXECUTIVE COMPENSATION

No current or prior officer or director has received any remuneration or compensation from the Company in the past three years, nor has any member of the Company’s management been granted any option or stock appreciation right. Accordingly, no tables relating to such items have been included within this Item. None of our employees are subject to a written employment agreement nor has any officer received a cash salary since our founding.

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal periods ended December 31, 2008, and 2007. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (4)	Non- Equity Incentive Plan Compen- sation ($)	Nonquali- fied Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Deborah Flores Sole Officer	2008 2007	23,100 500	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	23,100 500

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

Termination of Employment and Change of Control Arrangement

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any former employees, officers or directors which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person’s employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of February 17, 2009, the number and percentage of the 22,345,500 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Title of	Name and Address of	Amount and Nature of
Class	Beneficial Owner	Beneficial Ownership	Percentage of Class

Common	Deborah Flores (1)	15,000,000	67.12%
	1780 Granada St.
	Seaside, CA 93955

Common	Brittany Grisham	2,000,000	8.95%
	1656 Darwin St.
	Seaside, CA 93955

Common	Anastasiya Kravchenko	2,100,000	9.39%
	1359 Ahlrich Ave.
	Encinitas, CA 92024

Common	Darya Shahvaran	2,100,000	9.39%
	1276 7th Ave.
	San Francisco, CA 94122

Total Officers and Directors
As a Group (1 Person)		15,000,000	67.12%

(1) Officer and/or director

There are no contracts or other arrangements that could result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

Transactions with Management and Others

We utilize office space at the residence of Deborah Flores to conduct our activities at no charge.

Certain Business Relationships

None.

Indebtedness of Management

None; not applicable.

Conflicts of Interest

None of our key personnel is required to commit full time to our affairs and, accordingly, these individuals may have conflicts of interest in allocating management time among their various business activities.  In the course of their other business activities, certain key personnel may become aware of investment and business opportunities which may be appropriate for presentation to us, as well as the other entities with which they are affiliated.  As such, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Each officer and director is, so long as he is an officer or director, subject to the restriction that all opportunities contemplated by our plan of operation that come to his attention, either in the performance of his duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that he is affiliated with on an equal basis.  A breach of this requirement will be a breach of the fiduciary duties of the officer or director.  If we or the companies to which the officer or director is affiliated each desire to take advantage of an opportunity, then the applicable officer or director would abstain from negotiating and voting upon the opportunity.  However, the officer or director may still take advantage of opportunities if we should decline to do so.  Except as set forth above, we have not adopted any other conflict of interest policy in connection with these types of transactions

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of JJ&R Ventures, Inc. annual financial statement and review of financial statements included in JJ&R’s 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $14,000 for fiscal year ended 2008 and $10,500 for fiscal year ended 2007.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of JJ&R’s financial statements that are not reported above were $0 for fiscal year ended 2008 and $0 for fiscal year ended 2007.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $575 for fiscal year ended 2008 and $0 for fiscal year ended 2007.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal year ended 2008 and $0 for fiscal year ended 2007.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

(b)  Reports on Form 8-K

None.

(c)  Financial Statement Schedules

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JJ&R Ventures, Inc.

Date: March 5, 2009

/s/ Debrah Flores

Deborah Flores

Chief Executive Officer and

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 5, 2009

/s/ Debrah Flores

Deborah Flores

Director

To the Board of Directors and Shareholders

JJ&R Ventures, Inc.

Seaside, California

Report of Independent Registered Public Accounting Firm

I have audited the balance sheet of JJ&R Ventures, Inc. as of December 31, 2008 and 2007 and the related statements of operations, stockholders’ equity and cash flows for the years ending December 31, 2008 and 2007.  These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JJ&R Ventures, Inc as of December 31, 2008 and 2007, the results of operations and it’s cash flows for the years ending December 31, 2008 and 2007, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note H to the financial statements, the Company has incurred net losses since inception, which raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Hawkins Accounting

Los Angeles, CA

March 3, 2009

JJ and R Ventures, Inc.

(A Development Stage Company)

 Balance Sheet

December 31, 2008 and 2007

ASSETS	2,008	2,007
Current assets
Cash in bank	$3,784	$8,013
Restricted cash	-	106,550
Prepaid inventory	31,300	-
Total current assets	35,084	114,563
Fixed Assets
Furniture and Equipment
Computer	1,993	1,993
Accumulated depreciation	(598)	(199)
Total Fixed Assets	1,395	1,794
Other Assets
Prepaid Marketing/Publicity	3,409	-
Prepaid fees	500	-
Total Other Assets	3,909	-
Total assets	$40,388	$116,357

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable-trade	$890	$22,401
Other payables	-	1,000
Accrued interest	-	149
Proceeds from unissued stock sales	-	114,550
Fees to related party	-	-
Total current liabilities	890	138,100

Notes Payable-computer	1,391	1,862
Notes payable related parties	-	3,000
Total Long-Term Liabilities	1,391	4,862
Total liabilities	2,281	142,962

Shareholders' Equity (deficit)
Preferred stock, 5,000,000 shares, $.0001 par value,
authorized, 0 outstanding	-	-
Common stock, 200,000,000 shares, $.0001 par value,
authorized, 22,345,500 outstanding	2,235	2,120
Paid in capital	126,015	11,580
Retained deficit	(90,143)	(40,305)
Total shareholders' equity	38,107	(26,605)
Total liabilities and shareholders' equity	$40,388	$116,357

The accompanying notes are an integral part of these financial statements

JJ and R Ventures, Inc.

(A Development Stage Company)

 Statement of Operations

For the year ended December 31, 2008 and Date of Inception, March 2, 2007 to December 31, 2007

			Deficit
			Accumulated
			from
	2,008	2,007	Inception

Revenues	$-	$-	$-

Expenses
Automobile expense	-	57	57
Advertising	1,177	-	1,177
Business license and permits	-	1,035	1,035
Bank charges	358	173	531
Computer and internet expenses	272	371	643
Filing fees	1,992	3,981	5,973
Depreciation Expense	399	199	598
Office supplies	1,002	302	1,304
Professional fees	41,668	31,970	73,638
Telephone expenses	2,506	1,739	4,245
Total expenses	49,374	39,827	89,201
Net loss from operations	(49,374)	(39,827)	(89,201)

Interest Expense	(465)	(478)	(943)

Net income (loss)	(49,839)	(40,305)	(90,144)

Loss per common share	$(0)	$(0)	$(0)
Weighted average of
shares outstanding	22,345,500	21,200,000	22,345,500

The accompanying notes are an integral part of these financial statements

JJ and R Ventures, Inc.

(A Development Stage Company)

 Statement of Shareholders’ Equity

For the year ended December 31, 2008 and Date of Inception, March 2, 2007 to December 31, 2007

	Common stock		Paid-In	Retained Deficit
	Shares	Amount	Capital	from Inception	Total

2-Mar-07	21,200,000	$2,120	$11,580	$-	$13,700
Net loss for the period	-	-	-	(40,305)	(40,305)
31-Dec-07	21,200,000	$2,120	$11,580	$(40,305)	$(26,605)

1-Jan-08	21,200,000	$2,120	$11,580	$(40,305)	$(26,605)
Sale of Stock	1,145,500	115	114,435	-	114,550
Net loss for the period	-	-	-	(49,839)	(49,839)
31-Dec-08	22,345,500	$2,235	$126,015	$(90,144)	$38,106

The accompanying notes are an integral part of these financial statements

JJ and R Ventures, Inc.

(A Development Stage Company)

 Statement of Cash Flows

For the year ended December 31, 2008 and Date of Inception, March 2, 2007 to December 31, 2007

			Accumulated
			From
	2008	2007	Inception
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$(49,839)	$(40,305)	$(90,144)
Adjustment to reconcile net to net cash
provided by operating activities
Depreciation	399	199	598
Decrease in accounts payable	(22,511)	23,401	890
Decrease in accrued interest	(149)	149	-
Decrease in Loans PY	(471)	1,862	1,391
(Increase) in prepaid inventory	(31,300)	-	(31,300)
(Increase) in prepaid expenses	(3,909)	-	(3,909)
Decrease in cash deposits from stock	106,550	(106,550)	-
NET CASH PROVIDED
BY OPERATING ACTIVITIES	(1,230)	(121,244)	(122,474)
NET CASH USED IN
INVESTING ACTIVITIES
Computer purchase	-	(1,993)	(1,993)
NET CASH REALIZED
FROM INVESTING ACTIVITIES	-	(1,993)	(1,993)

FINANCING ACTIVITIES
Proceeds fm unissued stocks sale	(114,550)	114,550	-
Sale of common stock	114,550	13,700	128,250
Related party notes	(3,000)	3,000	-
NET CASH REALIZED
FROM FINANCING ACTIVITIES	(3,000)	131,250	128,250
INCREASE IN CASH
AND CASH EQUIVALENTS	(4,230)	8,013	3,784
Cash and cash equivalents
at the beginning of the year	8,013	-	-
CASH AND CASH EQUIVALENTS
AT YEAR END	$3,784	$8,013	$3,784

The accompanying notes are an integral part of these financial statements

JJ&R Ventures, Inc.

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

December 31, 2008 and 2007

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

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Cost includes the price paid to acquire the assets, including interest capitalized during the period and any expenditure that substantially add to the value of or substantially extend the useful life of an existing asset.  Maintenance and repairs are charged to operations as incurred.

The Company computes depreciation expense using the straight-line method over the estimated useful lives of the assets, as presented in the table below. The estimated lives of the assets range from three to seven years.

Useful lives in years

Computer Hardware	3-7
Computer Software	3-5
Furniture and Office Equipment	7
Production Equipment	7
Leasehold Improvement	10

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity. The noncontrolling interest’s portion of net income must also be clearly presented on the Income Statement. SFAS 160 is effective for financial statements issued for fiscals years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009. The Company does not expect that the adoption of SFAS 160 will have a material impact on its financial position.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133," as amended and interpreted, which requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting.  Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity's financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Early adoption is permitted.  The Company does not expect that the adoption of SFAS No. 161 will have a material impact on its financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

In June 2008, the FASB issued FASB SP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities."  SP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in SFAS No. 128, "Earnings per Share."  SP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited.  The Company is required to adopt SP EITF 03-6-1 in the first quarter of 2009 and does not expect SP EITF 03-6-1 to have a material impact on the Company’s financial position.

Note B: Background

The Company was incorporated under the laws of the State of Nevada on March 2, 2007.  The principal activities of the Company, from the beginning of the development stage, have been organizational matters and the sale of stock.  The Company was formed to provide child education services.

Note C: Prepaid Inventory and Marketing

The Company entered into an agreement with Winepress for printing of its first book.  The Company also entered into an addendum agreement with Winepress for marketing and publicity for its book.  As of December 31, 2008, the Company paid $31,300 in prepaid inventory for its books and $3,409 for its marketing and publicity.

Note D: Income taxes

The benefit for income taxes from operations consisted of the following components: current tax benefit of $31,550 resulting from a net loss before income taxes, and deferred tax expenses of $31,550 from a valuation allowance recorded against the deferred tax asset resulting from net operating losses.  Net operating loss carryforward will expire in 2027.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized.  At the time, the allowance will either be increased or reduced; reduction would result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer required.

Note E: Sale of stock

On January 2, 2008, the company received proceeds of its fundraising through 2007. The Company raised $114,550 from sale of stock to unrelated individuals.  The total amount of share issued were 1,145,500.

Note F: Related Party Transactions

During the period ending December 31, 2008, the Company repaid borrowings from one of its shareholders of $3,000 plus interest of $194.  As of December 31, 2008, the Company has no outstanding related party transactions.

Note G: Note Payable

The Company purchased a computer and financed it for five years at an interest rate of 24.99%.  The five year principal payments are as follows:

2009	$439
2010	$586
2011	$366

Note H: Going concern

Since inception, the Company has had net losses from operating activities, which raise substantial doubt about its ability to continue as a going concern.

The Company is actively pursuing its plans for marketing and distributing its children’s books.

The Company’s ability to continue as a going concern is dependent upon a successful public offering and ultimately achieving profitable operations.  There is no assurance that the Company will be successful in its efforts to raise additional proceeds or achieve profitable operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.