Form 10-Q
period 2009-03-31
JJ&R Ventures, Inc.
filed 2009-05-14
CIK 1399587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

or

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________  to  ___________________________

Commission File Number:  333-143570

JJ&R VENTURES, INC.

 (Exact name of registrant as specified in its charter)

Nevada	20-8610073
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2050 Russett Way Carson City, NV	89703
(Address of principal executive offices)	(Zip Code)

702-234-4148

(Registrant’s telephone number, including area code)

251 Jeanell Dr. Suite 3, Carson City, NV 98703

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       X   Yes           No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

         Yes   X   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

Accelerated filer      .

Non-accelerated filer       (Do not check if a smaller reporting company)

Smaller reporting company  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes    X  No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.         Yes          No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2009:  22,345,500

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and 2008 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements.  The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

JJ and R Ventures, Inc.

(A Development Stage Company)

Condensed Balance Sheet

March 31, 2009 (unaudited) and December 31, 2008

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets
Cash in bank	$2,155	$3,784
Prepaid inventory	31,300	31,300
Total current assets	33,455	35,084
Fixed Assets
Furniture and Equipment
Computer	1,993	1,993
Accumulated depreciation	(698)	(598)
Total Fixed Assets	1,295	1,395
Other Assets
Prepaid Marketing/Publicity	3,409	3,409
Prepaid fees	0	500
Total Other Assets	3,409	3,909
Total assets	$38,159	$40,388

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable-trade	$1,133	$890
Accrued interest	13	0
Total current liabilities	1,146	890

Notes Payable-computer	1,349	1,391
Notes payable related parties	2,915	0
Total Long-Term Liabilities	4,264	1,391
Total liabilities	5,410	2,281

Shareholders' Equity (deficit)
Preferred stock, 5,000,000 shares, $.0001 par value,
authorized, 0 outstanding	0	0
Common stock, 200,000,000 shares, $.0001 par value,
authorized, 22,345,500 outstanding	2,235	2,235
Paid in capital	126,015	126,015
Retained deficit	(95,501)	(90,143)
Total shareholders' equity	32,749	38,107
Total liabilities and shareholders' equity	$38,159	$40,388

The accompanying notes are an integral part of these financial statements.

JJ and R Ventures, Inc.

(A Development Stage Company)

Condensed Statement of Operations

For the three months ended March 31, 2009 and 2008, and the development stage from inception

 (March 2, 2007) through March 31, 2009

			Inception
	Three	Three	(March 2,
	Months	Months	2007)
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2009	2008	2009

Revenues	$0	$0	$0

Expenses
Automobile expense	0		57
Advertising	0		750
Business license and permits	0		1,035
Bank charges	44	105	575
Computer and internet expenses	700	271	1,770
Filing fees	0	1,125	5,973
Depreciation Expense	100	100	697
Office supplies	0	644	1,304
Professional fees	3,739	23,435	77,378
Telephone expenses	678	684	4,924
Total expenses	$5,261	$26,364	$94,463
Net loss from operations	(5,261)	(26,364)	(94,463)

Interest Expense	(96)	(179)	(1,038)

Net income (loss)	$(5,357)	$(26,543)	$(95,501)

Loss per common share	$($0.01)	$($0.01)	$($0.01)
Weighted average of
shares outstanding	22,345,500	21,200,000	22,345,500

The accompanying notes are an integral part of these financial statements

JJ and R Ventures, Inc.

(A Development Stage Company)

Condensed Statement of Cash Flows

For the three months ended March 31, 2009 and 2008 and development stage from inception (March 2, 2007) through March 31, 2009

	Three	Three	Inception
	Months	Months	(March 2, 2007)
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2009	2008	2009

CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$(5,357)	$(26,543)	$(95,501)
Adjustment to reconcile net to net cash
provided by operating activities
Depreciation	100	100	698
Decrease in accounts payable	243	(21,346)	1,133
Decrease in accrued interest	13	(149)	13
Decrease in Loans PY	(42)	(91)	1,349
(Increase) in prepaid inventory	0		(31,300)
(Increase) in prepaid expenses	500	(17,355)	(3,409)
Increase in fees to related parties		7,900
Decrease in cash deposits from stock		106,550
NET CASH PROVIDED
BY OPERATING ACTIVITIES	(4,543)	49,066	(127,017)
NET CASH USED IN
INVESTING ACTIVITIES
Computer purchase	0	0	(1,993)
NET CASH REALIZED
FROM INVESTING ACTIVITIES	0	0	(1,993)

FINANCING ACTIVITIES
Proceeds fm unissued stocks sale		(114,550)
Sale of common stock		114,550	128,250
Related party notes	2,915	(3,000)	2,915
NET CASH REALIZED
FROM FINANCING ACTIVITIES	2,915	(3,000)	131,165
INCREASE IN CASH
AND CASH EQUIVALENTS	(1,628)	46,066	2,155
Cash and cash equivalents			0
at the beginning of the year	3,784	8,013	0
CASH AND CASH EQUIVALENTS			0
AT YEAR END	$2,155	$54,079	$2,155

The accompanying notes are an integral part of these financial statements.

JJ&R Ventures, Inc.

Notes to Condensed Financial Statements

March 31, 2009

Note A: Summary of Significant Accounting Policies

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of JJ&R Ventures, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2009, the results of operations for the three months ended March 31, 2009 and 2008 and from inception (March 2, 2007) through March 31, 2009, and cash flows for the three months ended March 31, 2009 and 2008 and from inception (March 2. 2007) through March 31, 2009.  The balance sheet as of December 31, 2008 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission.

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

The results of operations for the nine months ended March 31, 2009 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2009.

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

Note B:  Recent Accounting Pronouncements

The following accounting pronouncements if implemented would have no effect on the financial statements of the Company.

In February 2008, the FASB issued FSP FAS 157-2, which delayed the effective date of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) for one year for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 was prospectively effective for nonfinancial assets and liabilities for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

In December 2007, the FASB issued SFAS 141R, which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for the reporting entity in a business combination, including: (1) recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognition and measurement of goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determination of the information to be disclosed to enable financial statement users to evaluate the nature and financial effects of the business combination. In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies” (“FSP FAS 141R-1”), which amends and clarifies SFAS 141R to address application issues, including: (1) initial recognition and measurement; (2) subsequent measurement and accounting; and (3) disclosure of assets and liabilities arising from contingencies in a business combination. SFAS 141R and FSP FAS 141R-1 were prospectively effective for business combinations consummated in fiscal years beginning on or after December 15, 2008, with early application prohibited.

In December 2007, the FASB issued SFAS 160, which amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 was prospectively effective for fiscal years beginning on or after December 15, 2008, except for the presentation and disclosure requirements which are retrospective. SFAS 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported for the amounts attributable to both the parent and the noncontrolling interest on the face of the consolidated statement of operations and gains on a subsidiaries’ issuance of equity to be accounted for as capital transactions.

In March 2008, the FASB issued SFAS 161, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), to require enhanced disclosures, including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 was effective for fiscal years beginning on or after November 15, 2008, with early application encouraged.

On April 25, 2008, the FASB issued FASB Staff Position No. FAS 142-3 Determination of the Useful Life of Intangible Assets. This Staff Position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement is effective 60 days following the SEC’s approval of the Public Comp[any Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operation, or cash flows.

In May 2008, FASB issued FASB No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.”  The scope of the statement is limited to financial guarantee insurance and reinsurance contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008.  The Company does not believe this pronouncement will impact its financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, which addresses whether instruments granted in equity-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation for computing basic earnings per share (“EPS”) under the two-class method described by SFAS No. 128, “Earnings per Share” (“SFAS 128”). FSP EITF 03-6-1 was retroactively effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, with early application prohibited.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, which requires that disclosures concerning the fair value of financial instruments be presented in interim as well as annual financial statements. FSP FAS 107-1 and APB 28-1 is prospectively effective for interim reporting periods ending after June 15, 2009.

In April 2009, FASB issued No. FAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FASB Staff Position (FSP) provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted. If a reporting entity elects to adopt early either FSP FAS 115-2 and FAS 124-2 or FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, the reporting entity also is required to adopt early this FSP. Additionally, if the reporting entity elects to adopt early this FSP, FSP FAS 115-2 and FAS 124-2 also must be adopted early. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption.

The Emerging Issues Task Force (EITF) reached consensuses on EITF Issue No. 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (EITF 06-04) and EITF Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements (EITF 06-10), which require that a company recognize a liability for the postretirement benefits associated with endorsement and collateral assignment split-dollar life insurance arrangements. The Company is currently evaluating the impact, if any, that the provisions of EITF 06-04 and EITF 06-10 will have on its consolidated financial statements.

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

Note E. Related Party Transactions

During the period ending March 31, 2008, the Company repaid a $3,000 loan from one of its shareholders, plus $194 in accrued interest.  The company has not borrowed any additional funds from shareholders or related parties as of March 31, 2009.

During the period ended March 31, 2008, the company accrued $20,000 in management fees to be paid to a related party for the management of day-to-day operations.  Of those fees accrued, the company paid $12,100 as of March 31, 2008.  The company has accrued no additional management fees as of March 31, 2009.

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

Note G Note Payable

The Company purchased a computer and financed it for five years at an interest rate of 29.24%.  The five year principal payments are as flows:

2009

$269

2010

$359

2011

$479

2012

$555

ITEM 2.  PLAN OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

•

Enhanced core offerings. Our overall brand strategy will be redefined and redirected once new subjects become dominating in the media.  Currently, we believe that we’ve identified a major subject on the public’s mind, childhood obesity.  We believe that as parents strive to keep their children healthy, they will see value in teaching the kids good eating skills instead of just providing the food.  JJ&R looks toaddress the growing market of health oriented parents and to maximize marketing effectiveness by publishing and selling children’s books and learning materials on the subject.  Further, we intend to develop new interactive and online distributed content for all brands.

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

Results of Operations – Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

We have $2,155 cash on hand and have experienced losses since inception.  We did not generate any revenues from operations during the periods ended March 31, 2008 and 2009.  Expenses during the period ended March 31, 2009 were $5,261 with interest expense of $96 compared to expenses of $26,364 with interest expense of $179 for the period ended March 31, 2008.  Expenses for both periods consisted entirely of general and administrative expenses.  These expenses were due to professional, legal and accounting fees relating to our reporting requirements.

As a result of the foregoing factors, we realized a net loss of $5,357 for the period ended March 31, 2009, compared to a net loss of $26,543 for the period ended March 31, 2008.

Liquidity and Capital Resources

The Company’s balance sheet as of March 31, 2009, reflects total assets of $38,159 which consist of $2,155 in cash, $31,300 in prepaid inventory, $1,295 in furniture and computer equipment net of depreciation and $3,409 in prepaid marketing/publicity. As of March 31, 2009, our liabilities were $5,410 which included $1,133 in accounts payable, $13 in accrued interest, $1,349 in notes payable for our computer and $2,915 in related party notes payable.  We anticipate our expenses for the next twelve months will be approximately $40,000.

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

Management anticipates that we will receive sufficient advances from our president or through sales of our common stock to meet our needs through the next 12 months.  However, there can be no assurances to that effect.  Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required by smaller reporting companies.

ITEM 4T.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting and procedures was effective as of September 30, 2008.

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

ITEM 5.   OTHER INFORMATION.

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

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

(b)  Reports on Form 8-K

None

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

JJ & R Ventures, INC.

Date: May 13, 2009

By: /s/ Deborah Flores

Deborah Flores, President and Chief Financial Officer