Form 10-Q
period 2009-06-30
JJ&R Ventures, Inc.
filed 2009-08-13
CIK 1399587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.

or

     .   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  X .Yes      .No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       .Yes    X .No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer      .

Accelerated filer      .

Non-accelerated filer      .  (Do not check if a smaller reporting company)

Smaller reporting company  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       .Yes    X .No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.      .Yes        .No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2009:  22,345,500

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2009 and 2008 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements. The results of operations for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

JJ and R Ventures, Inc.

(A Development Stage Company)

Condensed Balance Sheet

June 30, 2009 (unaudited) and December 31, 2008 (audited)

ASSETS	June 30, 2009 (unaudited)	December 31, 2008 (audited)
Current assets
Cash in bank	$1,501	$3,784
Restricted cash		0
Prepaid inventory	31,300	31,300
Total current assets	32,801	35,084
Fixed Assets
Furniture and Equipment
Computer	1,993	1,993
Accumulated depreciation	(797)	(598)
Total Fixed Assets	1,196	1,395
Other Assets
Prepaid Marketing/Publicity	3,409	3,409
Prepaid fees	0	500
Total Other Assets	3,409	3,909
Total assets	$37,406	$40,388
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable-trade	$3,506	$890
Accrued interest	71	0
Proceeds from unissued stock sales	0	0
Fees to related party	0	0
Total current liabilities	3,577	890
Notes Payable-computer	1,346	1,391
Notes payable related parties	3,045	0
Total Long-Term Liabilities	4,391	1,391
Total liabilities	7,968	2,281
Shareholders' Equity (deficit)
Preferred stock, 5,000,000 shares, $.0001 par value,
authorized, 0 outstanding	0	0
Common stock, 200,000,000 shares, $.0001 par value,
authorized, 22,345,500 outstanding	2,235	2,235
Paid in capital	126,015	126,015
Retained deficit	(98,812)	(90,143)
Total shareholders' equity	29,438	38,107
Total liabilities and shareholders' equity	$37,406	$40,388

The accompanying notes are an integral part of these financial statements

JJ and R Ventures, Inc.

(A Development Stage Company)

Condensed Statement of Operations

June 30, 2009 and 2008

			Inception
	Six Months	Six Months	(March 2, 2007)
	Ended	Ended	through
	June 30, 2009	June 30, 2008	June 30, 2009

Revenues	$0	$0	$0

Expenses
Automobile expense	0		57
Advertising	0	500	750
Business license and permits	0		1,035
Bank charges	84	105	615
Computer and internet expenses	700	272	1,770
Filing fees	0	1,605	6,103
Depreciation Expense	199	199	797
Office supplies	0	769	1,304
Professional fees	6,349	28,047	79,858
Telephone expenses	1,062	1,124	5,308
Total expenses	8,394	32,621	97,597
Net loss from operations	(8,394)	(32,621)	(97,597)

Interest Expense	(274)	(263)	(1,215)

Net income (loss)	(8,668)	(32,884)	(98,812)

Loss per common share	$(0.01)	$(0.01)	(0.01)
Weighted average of
shares outstanding	22,345,500	21,200,000	22,345,500

The accompanying notes are an integral part of these financial statements

JJ and R Ventures, Inc.

(A Development Stage Company)

 Condensed Cash Flow Statement

June 30, 2009 and 2008

			Inception
	Six Months	Six Months	(March 2, 2007)
	Ended	Ended	through
	June 30, 2009	June 30, 2008	June 30, 2009
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$(8,668)	$(32,884)	$(98,812)
Adjustment to reconcile net to net cash
provided by operating activities
Depreciation	199	199	797
Decrease in accounts payable	2,615	(21,841)	3,506
Decrease in accrued interest	71	(149)	71
Decrease in Loans PY	(45)	(212)	1,346
(Increase) in prepaid inventory	0	(17,355)	(31,300)
(Increase) in prepaid expenses	500	0	(3,409)
Increase in fees to related parties
Decrease in cash deposits from stock		106,550
NET CASH PROVIDED
BY OPERATING ACTIVITIES	(5,328)	34,308	(127,801)
NET CASH USED IN
INVESTING ACTIVITIES
Computer purchase	0	0	(1,993)
NET CASH REALIZED
FROM INVESTING ACTIVITIES	0	0	(1,993)

FINANCING ACTIVITIES
Proceeds fm unissued stocks sale		(114,550)
Sale of common stock		114,550	128,250
Related party notes	3,045	(3,000)	3,045
NET CASH REALIZED
FROM FINANCING ACTIVITIES	3,045	(3,000)	131,295
INCREASE IN CASH
AND CASH EQUIVALENTS	(2,283)	31,308	1,501
Cash and cash equivalents			0
at the beginning of the year	3,784	8,013	0
CASH AND CASH EQUIVALENTS			0
AT YEAR END	$1,501	$39,321	$1,501

The accompanying notes are an integral part of these financial statements

JJ&R Ventures, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

June 30, 2009

Note A: Summary of Significant Accounting Policies

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of JJ&R Ventures, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2009, the results of operations for the six months ended June 30, 2009 and 2008 and from inception (March 2, 2007) through June 30, 2009, and cash flows for the six months ended June 30, 2009 and 2008 and from inception (March 2. 2007) through June 30, 2009. The balance sheet as of December 31, 2008 is derived from the Company’s audited financial statements.

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

The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2009.

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

Note E. Related Party Transactions

During the period ending March 31, 2008, the Company repaid a $3,000 loan from one of its shareholders, plus $194 in accrued interest. The company has borrowed $3,045 from shareholders or related parties as of June 30, 2009 for working capital.

During the period ended March 31, 2008, the company accrued $20,000 in management fees to be paid to a related party for the management of day-to-day operations. Of those fees accrued, the company paid $12,100 as of March 31, 2008. The company has accrued no additional management fees as of June 30, 2009.

Note F Three Month Data – Second Quarter 2009 and 2008

	2009	2008
Revenue	$0	$0
Expenses	(3,133)	(6,257)
Operating Loss	(3,133)	(6,257)
Other Revenue and Expense	(178)	(84)
Three Month Loss	$(3,311)	$(6,341)

Note G Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the company has a net loss of $8,668, and has generated no revenue since inception. These factors raise substantial doubt about its ability to continue as a going concern. The ability to the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

Note H Note Payable

The Company purchased a computer and financed it for five years at an interest rate of 29.24%. The five year principal payments are as flows:

2009	$269
2010	$359
2011	$479
2012	$555

Note I Subsequent Events

As of July 27, 2009, the company was informed by the book publisher that 5,000 copies of the book “What’s In My Food?” have been shipped. The company is anticipating the delivery of these books by July 31, 2009. Additionally, a nation-wide public relations campaign has been slotted to begin in August 30, 2009.

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

Current Status

As of July 27, 2009, the company was informed by the book publisher that 5,000 copies of the book “What’s In My Food?” have been shipped. The company is anticipating the delivery of these books by July 31, 2009. Additionally, a nation-wide public relations campaign has been slotted to begin in August 30, 2009.

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

Results of Operations – Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

We have $1,501 cash on hand and have experienced losses since inception. We did not generate any revenues from operations during the periods ended June 30, 2009 and 2008. Expenses during the period ended June 30, 2009 were $8,394 with interest expense of $274 compared to expenses of $32,621 with interest expense of $263 for the period ended June 30, 2008. Expenses for both periods consisted entirely of general and administrative expenses. The majority of these expenses were due to professional, legal and accounting fees relating to our reporting requirements.

As a result of the foregoing factors, we realized a net loss of $8,668 for the period ended June 30, 2009, compared to a net loss of $32,884 for the period ended June 30, 2008.

Liquidity and Capital Resources

The Company’s balance sheet as of June 30, 2009, reflects total assets of $37,406 which consist of $1,501 in cash, $31,300 in prepaid inventory, $1,196 in furniture and computer equipment net of depreciation and $4,309 in prepaid marketing/publicity. As of June 30, 2009, our liabilities were $7,968 which included $3,506 in accounts payable, $71 in accrued interest, $1,346 in notes payable for our computer and $3,045 in related party notes payable. We anticipate our expenses for the next twelve months will be approximately $40,000.

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

The company has borrowed $3,045 from shareholders or related parties as of June 30, 2009 for working capital. Management anticipates that we will receive sufficient advances from our president or through sales of our common stock to meet our needs through the next 12 months. However, there can be no assurances to that effect. Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required by smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting and procedures was effective as of June 30, 2009.

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

JJ & R Ventures, INC.

Date: August 10, 2009

By: /s/ Deborah Flores

Deborah Flores, President and Chief Financial Officer