Form 10-Q
period 2009-09-30
JJ&R Ventures, Inc.
filed 2009-11-13
CIK 1399587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.

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

  ☐   Yes   ☒    No

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐   Yes   ☐   No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September  30, 2009:  22,345,500

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2009 and 2008 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements.  The results of operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

JJ and R Ventures, Inc.

Condensed Balance Sheet

September 30, 2009 (unaudited) and December 31, 2008

	September 30, 2009	December 31, 2008
ASSETS	(unaudited)	(audited)
Current assets
Cash in bank	$75	$3,784
Accounts Receivable	120	-
Inventory	31,858	-
Prepaid inventory	-	31,300
Total current assets	32,053	35,084
Fixed Assets
Furniture and Equipment
Computer	1,993	1,993
Accumulated depreciation	(897)	(598)
Total Fixed Assets	1,096	1,395
Other Assets
Prepaid Marketing/Publicity	2,369	3,409
Prepaid fees	-	500
Total Other Assets	2,369	3,909
Total assets	$35,518	$40,388

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable-trade	$1,024	$890
Sales Tax Payable	15	-
Accrued interest	187	-
Total current liabilities	1,226	890

Notes Payable-computer	1,669	1,391
Notes payable related parties	8,364	-
Total Long-Term Liabilities	10,033	1,391
Total liabilities	11,259	2,281

Shareholders' Equity (deficit)
Preferred stock, 5,000,000 shares, $.0001 par value,
authorized, 0 outstanding	-	-
Common stock, 200,000,000 shares, $.0001 par value,
authorized, 22,345,500 outstanding	2,235	2,235
Paid in capital	126,015	126,015
Retained deficit	(103,991)	(90,143)
Total shareholders' equity	24,259	38,107
Total liabilities and shareholders' equity	$35,518	$40,388

The accompanying notes are an integral part of these financial statements.

JJ and R Ventures, Inc.

 Condensed Statement of Operations

For the nine months ended September 30, 2009 and 2008

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2009	2008
Revenues
Book Sales	$177	$-
Shipping & Handling	11	-
Sales Discounts	(4)	-

Net Sales	184	-

Cost of Goods Sold	78	-

Gross Profit	106	-

Expenses
Advertising	814	500
Business license and permits	-	-
Bank charges	126	105
Computer & internet expense	20	271
Depreciation Expense	299	299
Filing fees	130	1,605
Office supplies	469	769
Professional fees	8,794	33,599
Telephone expenses	1,785	1,964
Warehousing	66	-
Website	975	-
Total expenses	$13,478	$39,112
Net loss from operations	(13,372)	(39,112)

Interest Expense	(475)	(375)

Net income (loss)	$(13,847)	$(39,487)

Loss per common share	$(0.01)	$(0.01)
Weighted average of
shares outstanding	22,345,500	22,345,500

The accompanying notes are an integral part of these financial statements.

JJ and R Ventures, Inc.

Condensed Statement of Cash Flows

For the nine months ended September 30, 2009 and 2008

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2009	2008
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$(13,847)	$(39,487)
Adjustment to reconcile net to net cash
provided by operating activities
Depreciation	299	299
Increase in accounts payable	133	(23,283)
Increase in accrued interest	187	(149)
Increase in Loans PY	278	(600)
Decrease in prepaid inventory	31,300	(17,355)
Decrease in prepaid marketing/publicity	1,040	-
Decrease in prepaid expenses	500	(180)
(Increase) in Accounts Receivable	(120)	-
(Increase) in inventory	(31,858)	-
Increase in sales tax payable	15	-
Decrease in cash deposits from stock	-	106,550
NET CASH PROVIDED
BY OPERATING ACTIVITIES	(12,073)	25,795
NET CASH USED IN
INVESTING ACTIVITIES
Computer purchase	-	-
NET CASH REALIZED
FROM INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Proceeds fm unissued stocks sale		(114,550)
Sale of common stock		114,550
Related party notes	8,364	(3,000)
NET CASH REALIZED
FROM FINANCING ACTIVITIES	8,364	(3,000)
INCREASE IN CASH
AND CASH EQUIVALENTS	(3,709)	22,795
Cash and cash equivalents
at the beginning of the year	3,784	8,013
CASH AND CASH EQUIVALENTS
AT YEAR END	$75	$30,808

The accompanying notes are an integral part of these financial statements.

JJ&R Ventures, Inc.

Notes to Condensed Financial Statements

September 30, 2009

Note A  Summary of Significant Accounting Policies

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of JJ&R Ventures, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2009, the results of operations for the nine months ended September 30, 2009 and 2008 and cash flows for the nine months ended September 30, 2009 and.  The balance sheet as of December 31, 2008 is derived from the Company’s audited financial statements.

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

The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2009.

Description of business

The Company was incorporated under the laws of the State of Nevada on March 2, 2007.  The principal activities of the Company, from the beginning of the development stage, have been organizational matters and the sale of stock.  The Company was formed to provide child education services.

The company has recently begun distribution and sales on the book “What’s In My Food?” through Christian bookstores and distribution channels.  The company has engaged the services of Winehouse Press to assist with editing and publication, warehousing and distribution, and public relations.  The company has 10,000 copies of the book, and warehouses 50% of the book inventory with the publisher.  The balance of the inventory is stored with the author and major shareholder, who is responsible for direct publicity, marketing and sales.

Earnings (Loss) Per Share

Basic earnings per share is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding during the period.

Note B  Recent Accounting Pronouncements

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

Note C  Income taxes

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

Note D  Sale of stock

During the month of January, 2008, escrow closed on funds raised through an IPO in 2007. From the offering, the Company raised $114,550 on the sale of 1,145,500 at $0.10 per share.

Note E  Related Party Transactions

During the period ending March 31, 2008, the Company repaid a $3,000 loan from one of its shareholders, plus $194 in accrued interest. The company has borrowed $8,364 from shareholders or related parties as of September 30, 2009 for working capital.

During the period ended March 31, 2008, the company accrued $20,000 in management fees to be paid to a related party for the management of day-to-day operations. Of those fees accrued, the company paid $20,000 as of September 30, 2008. The company has accrued no additional management fees as of September 30, 2009.

Note F  Three Month Data – Third Quarter 2009 and 2008

	2009	2008
Revenue (Net)	$184	$-
COGS	(78)	(-)
Gross Profit	$106	$-
Expenses	(5,084)	(6,491)
Operating Loss	(4,978)	(6,491)
Other Revenue and Expense	(201)	(112)
Three Month Loss	$(5,179)	$(6,603)

Note G  Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, the company has a net loss of $13,372, and negative retained deficit of $103,991. These factors raise substantial doubt about its ability to continue as a going concern.  The ability to the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

Note H  Note Payable

The Company purchased a computer and financed it for five years at an interest rate of 29.24%. The five year principal payments are as flows:

2009	$269
2010	$359
2011	$479
2012	$555

Note I  Subsequent Events

The author of “What’s In Your Food” and majority shareholder held a book signing to formally launch the sales of the book on November 7, 2009.

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

Current Status

The Company received its first shipment of 10,000 copies of it book “What’s in My Food?” with 50% of the book inventory warehoused with the publisher.  The books are soft cover, fully illustrated in color, 8” x 8” with 32 pages and is has a current suggested retail price of $12.95.  The author held a signing on November 7 to launch the book.  Both the publisher and the author are scheduling additional signings and book store visits throughout the end of 2009 to promote and market the book.  The Company intends to expand its marketing efforts by making the book available through on-line book stores. As of November 12, 2009, the Company sold 24 books.

A second book is in the preliminary planning process.

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

Results of Operations – Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

We have $75 cash on hand and have experienced losses since inception.  During the nine months ended September 30, 2009, we generated $177 in revenue from book sales with shipping and handling of $11 and sales discounts of $4.  Cost of good sold was $78 giving us a gross profit of $106.  We did not generate any revenues from operations during the period ended September 30, 2008.  Expenses during the period ended September 30, 2009 were $13,478 with interest expense of $475 compared to expenses of $39,112 with interest expense of $375 for the period ended September 30, 2008.  Expenses for both periods consisted entirely of general and administrative expenses.  The majority of these expenses were due to professional, legal and accounting fees relating to our reporting requirements.

As a result of the foregoing factors, we realized a net loss of $13,847 for the period ended September 30, 2009, compared to a net loss of $39,487 for the period ended September 30, 2008.

Liquidity and Capital Resources

The Company’s balance sheet as of September 30, 2009, reflects total assets of $35,518 which consist of $75 in cash, $31,858 in prepaid inventory, $120 in accounts receivable, $1,096 in furniture and computer equipment net of depreciation and $2,369 in prepaid marketing/publicity. As of September 30, 2009, our liabilities were $11,259 which included $1,024 in accounts payable, $15 in sales tax payable, $187 in accrued interest, $1,669 in notes payable for our computer and $8,364 in related party notes payable.  We anticipate our expenses for the next twelve months will be approximately $40,000.

The company has borrowed $8,364 from shareholders or related parties as of September 30, 2009 for working capital.  Management anticipates that we will receive revenue from book sales along with sufficient advances from our president or through sales of our common stock to meet our needs through the next 12 months.  However, there can be no assurances to that effect.  Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required by smaller reporting companies.

ITEM 4T.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting and procedures was effective as of September 30, 2009.

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

JJ & R Ventures, INC.

Date: November 12, 2009

By: /s/ Deborah Flores

Deborah Flores, President and Chief Financial Officer