Form 10-Q
period 2010-03-31
JJ&R Ventures, Inc.
filed 2010-05-17
CIK 1399587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

     . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010.

or

     . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ___________________________

Commission File Number: 333-143570

JJ&R VENTURES, INC.

 (Exact name of registrant as specified in its charter)

Nevada	20-8610073
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

123 West Nye Lane, Suite 129 Carson City, NV	89706
(Address of principal executive offices)	(Zip Code)

(831) 770-0217

 (Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes      . No  X .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      . No  X .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes      . No      .

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 13, 2010: 22,345,500

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2010 and 2009 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements. The results of operations for the periods ended March 31, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

JJ and R Ventures, Inc.

Condensed Balance Sheet

March 31, 2010 (unaudited) and December 31, 2009

ASSETS	March 31, 2010	December 31, 2009
	unaudited
Current assets
Cash in bank	$27	$108
Accounts receivable	200	420
Prepaid inventory	0	0
Total current assets	227	528

Other current assets
Inventory	31,078	31,339

Fixed Assets
Furniture and Equipment
Computer	1,993	1,993
Accumulated depreciation	(1,096)	(997)
Total Fixed Assets	897	996
Other Assets
Prepaid Marketing/Publicity	0	0
Prepaid fees	0	0
Total Other Assets	0	0
Total assets	$32,202	$32,863

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable-trade	$2,258	$8,993
Accrued interest	999	370
Sales tax payable	53	44
Loan from related party	869	464
Total current liabilities	4,179	9,871

Notes Payable-computer	1,683	1,632
Notes payable related parties	23,574	12,489
Total Long-Term Liabilities	25,257	14,121
Total liabilities	29,436	23,992

Shareholders' Equity (deficit)
Preferred stock, 5,000,000 shares, $.0001 par value,
authorized, 0 outstanding	0	0
Common stock, 200,000,000 shares, $.0001 par value,
authorized, 22,345,500 outstanding	2,235	2,235
Paid in capital	126,015	126,015
Retained deficit	(125,484)	(119,379)
Total shareholders' equity	2,766	8,871
Total liabilities and shareholders' equity	$32,202	$32,863

The accompanying notes are an integral part of these financial statements

JJ and R Ventures, Inc.

Condensed Statement of Operations

For the three months ended March 31, 2010 and 2009

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009

Revenues	$340	$0

Cost of Goods sold	335	0

Gross profit	5	0

Expenses
Advertising	30	0
Automobile expense	175	0
Bank charges	120	44
Computer and internet expenses	107	700
Filing fees	180	0
Depreciation Expense	100	100
Office supplies	59	0
Professional fees	3,505	3,739
Taxes	834	0
Telephone expenses	249	678
Total expenses	5,359	5,261
Net loss from operations	(5,354)	(5,261)

Interest Expense	(751)	(96)

Net income (loss)	$(6,105)	$(5,357)

Loss per common share	$(0.01)	$(0.01)
Weighted average of
shares outstanding	22,345,500	21,200,000

The accompanying notes are an integral part of these financial statements

JJ and R Ventures, Inc.

Condensed Statement of Cash Flows

For the three months ended March 31, 2010 and 2009

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009

Revenues	$340	$0

Cost of Goods sold	335	0

Gross profit	5	0

Expenses
Advertising	30	0
Automobile expense	175	0
Bank charges	120	44
Computer and internet expenses	107	700
Filing fees	180	0
Depreciation Expense	100	100
Office supplies	59	0
Professional fees	3,505	3,739
Taxes	834	0
Telephone expenses	249	678
Total expenses	5,359	5,261
Net loss from operations	(5,354)	(5,261)

Interest Expense	(751)	(96)

Net income (loss)	$(6,105)	$(5,357)

Loss per common share	$(0.01)	$(0.01)
Weighted average of
shares outstanding	22,345,500	21,200,000

The accompanying notes are an integral part of these financial statements

JJ&R Ventures, Inc

Footnotes to the Condensed Financial Statements

March 31, 2010 and 2009

1.

Organization and basis of presentation

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

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2010.

Description of business

The Company was incorporated under the laws of the State of Nevada on March 2, 2007. The principal activities of the Company, from the beginning of the development stage, have been organizational matters and the sale of stock. The Company was formed to provide child education services.

Pervasiveness of estimates

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

2.

New accounting pronouncements

The following accounting pronouncements if implemented would have no effect on the financial statements of the Company.

ASC 105, Generally Accepted Accounting Principles ("ASC 105" ) (formerly Statement of Financial Accounting Standards No.168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No.162) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board ("FASB" ) into a single source of authoritative generally accepted accounting principles ("GAAP") to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification ("ASC") carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed "non-authoritative" . ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of July1, 2009. The implementation of this guidance changed the Company's references to GAAP authoritative guidance but did not impact the Company's financial position or results of operations.

ASC 855, Subsequent Events ("ASC 855") (formerly Statement of Financial Accounting Standards No.165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company's evaluation of its subsequent events. ASC 855 defines two types of subsequent events, "recognized" and "non-recognized". Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in

ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to the Company's financial position or results of operations.

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

3.

Related party transaction

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the three months ended March 31, 2010 and 2009.

The Company borrowed $11,085 and $2,915 from various related parties and shareholders of the Company for working capital purposes as of March 31, 2010 and 2009 respectively.

The major shareholder also contributed funds for prepaid expenses. The total outstanding as of March 31, 2010 and 2009 was $869 and $0 respectively.

4.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the company has minimal revenues, net accumulated losses since inception, and a retained deficit of $125,484. These factors raise substantial doubt about its ability to continue as a going concern. The ability to the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

5.

Inventory, prepaid inventory and marketing

The Company entered into an agreement with Winepress for printing of its first book. The Company also entered into an addendum agreement with Winepress for marketing and publicity for its book. As of March 31, 2009, the Company paid $31,550 in prepaid inventory for its books and $3,409 for its marketing and publicity. As of December 31, 2009, the Company had received its inventory, and Winepress had completed its promotional publications and direct marketing.

As of March 31, 2010 and 2009, the Company had inventory of published books of $31,339 and $0 respectively.

6.

Property and equipment

The Company purchased a computer in 2007. The computer is being depreciated over 5 years. As of March 31, 2010 and 2009, the company recorded depreciation expense of $399 and$399 respectively.

7.

Note payable

The Company purchased a computer and financed it for five years at an interest rate of 24.99%. The five year principal payments are as follows:

2010	$586
2011	$366

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

Results of Operations – Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

We have $27 cash on hand and have experienced losses since inception. During the three months ended March 31, 2010, we generated $340 in revenue from book sales with cost of good sold at $335 giving us a gross profit of $5. We did not generate any revenues from operations during the period ended March 31, 2009. Expenses during the period ended March 31, 2010 were $5,359 with interest expense of $751 compared to expenses of $5,261 with interest expense of $96 for the period ended March 31, 2009. Expenses for both periods consisted entirely of general and administrative expenses. The majority of these expenses were due to professional, legal and accounting fees relating to our reporting requirements.

As a result of the foregoing factors, we realized a net loss of $6,105 for the period ended March 31, 2010, compared to a net loss of $5,357 for the period ended March 31, 2009.

Liquidity and Capital Resources

The Company’s balance sheet as of March 31, 2010, reflects total assets of $32,202 which consist of $27 in cash, $200 in accounts receivable, $31,078 in inventory, and $897 in furniture and computer equipment net of depreciation. As of March 31, 2010, our liabilities were $29,436 which included $2,258 in accounts payable, $53 in sales tax payable, $999 in accrued interest, $869 in a loan from a related party, $1,683 in notes payable for our computer and $23,574 in related party notes payable. We anticipate our expenses for the next twelve months will be approximately $40,000.

The company has borrowed $11,085 and $2,915 from various related parties and shareholders of the Company for working capital purposes as of March 31, 2010 and 2009 respectively. A major shareholder also contributed funds for prepaid expenses. The total outstanding as of March 31, 2010 and 2009 was $869 and $0 respectively.

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

ITEM 4T. CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting and procedures was effective as of March 31, 2010.

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

JJ & R Ventures, INC.

Date: May 14, 2010

By: /s/ Deborah Flores

Deborah Flores, President and Chief Financial Officer