Form 10-Q
period 2010-06-30
JJ&R Ventures, Inc.
filed 2010-07-28
CIK 1399587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X  .    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010.

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

(831) 521-7410

 (Registrant’s telephone number, including area code)

________________________________________________________

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

        .    Yes     X  .    No

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

Smaller reporting company   X  .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        .   Yes   X  .   No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐   Yes   ☐   No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 27, 2010:  22,345,500

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2010 and 2009 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements.  The results of operations for the periods ended June 30, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

JJ and R Ventures, Inc.

Condensed Balance Sheet

June 30, 2010 (unaudited) and December 31, 2009

ASSETS	June 30, 2010 Unaudited	December 31 2009
Current assets
Cash in bank	$25	$108
Accounts receivable	100	420
Prepaid marketing	5	0
Total current assets	130	528
Other current assets
Inventory	30,922	31,339
Fixed Assets
Furniture and Equipment
Computer	1,993	1,993
Accumulated depreciation	(1,196)	(997)
Total Fixed Assets	797	996
Other Assets
Prepaid Marketing/Publicity	0	0
Prepaid fees	0	0
Total Other Assets	0	0
Total assets	$31,849	$32,863

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable-trade	$9,532	$8,993
Accrued interest	1,473	370
Sales tax payable	68	44
Loan from related party	1,615	464
Total current liabilities	12,688	9,871
Notes Payable-computer	1,735	1,632
Notes payable related parties	24,086	12,489
Total Long-Term Liabilities	25,821	14,121
Total liabilities	38,509	23,992
Shareholders' Equity (deficit)
Preferred stock, 5,000,000 shares, $.0001 par value, authorized, 0 outstanding	0	0
Common stock, 200,000,000 shares, $.0001 par value, authorized, 22,345,500 outstanding	2,235	2,235
Paid in capital	126,015	126,015
Retained deficit	(134,910)	(119,379)
Total shareholder’s equity	(6,660)	8,871
Total liabilities and shareholders' equity	$31,849	$32,863

 The accompanying notes are an integral part of these financial statements

JJ and R Ventures, Inc.

Condensed Statement of Operations

For the six months ended June 30, 2010 and 2009

	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009

Revenues	$583	$0

Cost of Goods sold	557	0

Gross profit	26	0

Expenses
Advertising	142	700
Automobile expense	231	0
Bank charges	162	84
Computer and internet expenses	88	0
Filing fees	508	130
Depreciation Expense	199	199
Office supplies	98	0
Professional fees	10,896	6,219
Taxes	834	0
Telephone expenses	967	1,062
Total expenses	14,125	8,394
Net loss from operations	(14,099)	(8,394)

Interest Expense	(1,432)	(274)

Net income (loss)	$(15,531)	$(8,668)

Loss per common share	$(0.01)	$(0.01)

Weighted average of shares outstanding	22,345,500	22,345,500

The accompanying notes are an integral part of these financial statements

 JJ and R Ventures, Inc.

Condensed Statement of Cash Flows

For the six months ended June 30, 2010 and 2009

	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$(15,531)	$(8,668)
Adjustment to reconcile net to net cash
provided by operating activities
Depreciation	199	199
(Decrease) in accounts payable	539	2,615
Accrued Interest	1,103	71
Decrease in Loans PY	103	(45)
Increase in sales tax payable	24	0
Increase in prepaid expenses	(5)	500
Decreased inventory	417	0
Decrease in accounts receivable	320	0
Rounding error	1	0
NET CASH PROVIDED
BY OPERATING ACTIVITIES	(12,830)	(5,328)
NET CASH USED IN
INVESTING ACTIVITIES
Computer purchase	0	0
NET CASH REALIZED
FROM INVESTING ACTIVITIES	0	0

FINANCING ACTIVITIES
Proceeds fm unissued stocks sale	0	0
Sale of common stock	0	0
Related party notes	12,747	3,045
NET CASH REALIZED
FROM FINANCING ACTIVITIES	12,747	3,045
INCREASE IN CASH
AND CASH EQUIVALENTS	(83)	(2,283)
Cash and cash equivalents
at the beginning of the year	108	3,784
CASH AND CASH EQUIVALENTS
AT YEAR END	$25	$1,501

The accompanying notes are an integral part of these financial statements

JJ&R Ventures, Inc

Footnotes to the Condensed Financial Statements

June 30, 2010 and 2009

1.

Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of JJ&R Ventures, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2010, the results of operations and cash flows for the six months ended June 30, 2010  The balance sheet as of December 31, 2009 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission.

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

The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2010.

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

ASU 2010-01, “Equity (Topic 505) — Accounting for Distributions to Shareholders with Components of Stock and Cash.” ASU 2010-01 was issued January 2010 and clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. ASU 2010-01 had no impact on our consolidated financial statements.

ASU 2010-06, “Improving Disclosure about Fair Value Measurements,” was issued January 2010 and requires additional disclosures regarding fair value measurements, amends disclosures about post-retirement benefit plan assets and provides clarification regarding the level of disaggregation of fair value disclosures by investment class. The ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for reporting periods beginning after December 15, 2010. Adoption of ASU 2010-06 had no material impact on our consolidated financial statements.

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

On September 1, 2009 we adopted authoritative guidance on fair value disclosures in accordance with ASC825, “Financial Instruments.”  ASC 825 requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. Adoption of ASC 825 had no material impact on our financial statements.

In June 2009, FASB issued Statement of Financial Accounting Standards No.167, Amendments to FASB Interpretation No.46(R) ("Statement No.167"). Statement No.167 amends FASB Interpretation No.46R, Consolidation of Variable Interest Entities an interpretation of ARB No.51 ("FIN 46R") to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity's economic performance. This statement also enhances disclosures about a company's involvement in variable interest entities. Statement No.167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Although Statement No. 167 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 167 to have a material impact on its financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No.166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No.140 ("Statement No.166"). Statement No.166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 ("Statement No. 140") and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No.166 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. Although Statement No.166 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No.166 will have a material impact on its financial position or results of operations.

3.

Related party transaction

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the six months ended June 30, 2010 and 2009.

The Company borrowed $12,747 and $3,045 from various related parties and shareholders of the Company for working capital purposes as of June 30, 2010 and 2009 respectively.

The major shareholder also contributed funds for expenses. The total outstanding as of June 30, 2010 and 2009 was $1,615 and $869 respectively.

4.

Three Month Data – Second Quarter 2010 and 2009

	2010	2009
Revenue	$243	$-
Cost of Goods Sold	222	-
Gross Profit	21	-
Expense	(8,766)	(3,133)
Operating Loss	(8,766)	(3,133)
Other Revenue and Expense	(681)	(178)
Three Month Loss	$(9,447)	$(3,311)

5.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, the company has minimal revenues, net accumulated losses since inception, and a retained deficit of $134,910. These factors raise substantial doubt about its ability to continue as a going concern.  The ability to the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

6.

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

As of June 30, 2010 and 2009, the Company had inventory of published books of $30,922 and $0 respectively.

7.

Property and equipment

The Company purchased a computer in 2007. The computer is being depreciated over 5 years.  As of June 30, 2010 and 2009, the company recorded depreciation expense of $199 and$199 respectively.

8.

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

During the second quarter of 2010, the author has actively been promoting “What’s in My Food?” by attending health, wellness and character seminars for the Little League program through parks and recreation departments in the central California area.  A large seminar is scheduled for August, 2010.

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

Results of Operations – Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

We have $25 cash on hand and have experienced losses since inception.  During the six months ended June 30, 2010, we generated $583 in revenue from book sales with cost of good sold at $557 giving us a gross profit of $26.  We did not generate any revenues from operations during the period ended June 30, 2009.  Expenses during the period ended June 30, 2010 were $14,125 with interest expense of $1,432 compared to expenses of $8,394 with interest expense of $274 for the period ended June 30, 2009.  Expenses for both periods consisted entirely of general and administrative expenses.  The majority of these expenses were due to professional, legal and accounting fees relating to our reporting requirements.

As a result of the foregoing factors, we realized a net loss of $15,531 for the period ended June 30, 2010, compared to a net loss of $8,668 for the period ended June 30, 2009.

Liquidity and Capital Resources

The Company’s balance sheet as of June 30, 2010, reflects total assets of $31,849 which consist of $25 in cash, $100 in accounts receivable, $5 in prepaid marketing, $30,922 in inventory, and $797 in furniture and computer equipment net of depreciation. As of June 30, 2010, our liabilities were $38,509 which included $9,532 in accounts payable, $68 in sales tax payable, $1,473 in accrued interest, $1,615 in a loan from a related party, $1,735 in notes payable for our computer and $24,086 in related party notes payable.

The company has borrowed $12,747 and $3,045 from various related parties and shareholders of the Company for working capital purposes as of June 30, 2010 and 2009 respectively.  A major shareholder also contributed funds for prepaid expenses.  The total outstanding as of June 30, 2010 and 2009 was $1,615 and $869 respectively.

As of June 30, 2010 and 2009, the Company had inventory of published books of $30,922 and $0 respectively.

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

ITEM 4T.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting and procedures was effective as of June 30, 2010.

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

JJ & R Ventures, INC.

Date: July 28, 2010

By: /s/ Deborah Flores

Deborah Flores, President and Chief Financial Officer