Form 10-Q
period 2010-09-30
JJ&R Ventures, Inc.
filed 2010-11-05
CIK 1399587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 4, 2010:  22,345,500

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2010 and 2009 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements.  The results of operations for the periods ended September 30, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

JJ and R Ventures, Inc.

Condensed Balance Sheet

September 30, 2010 (unaudited) and December 31, 2009

ASSETS	September 30, 2010	December 31, 2009
	unaudited
Current assets
Cash in bank	$15	$108
Accounts receivable	0	420
Prepaid marketing	0	0
Total current assets	15	528
Other current assets
Inventory	30,833	31,339
Fixed Assets
Furniture and Equipment
Computer	1,993	1,993
Accumulated depreciation	(1,296)	(997)
Total Fixed Assets	697	996
Total assets	$31,545	$32,863

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable-trade	$1,830	$8,993
Accrued interest	2,060	370
Sales tax payable	17	44
Loan from related party	1,936	464
Total current liabilities	5,843	9,871

Notes Payable-computer	1,824	1,632
Notes payable related parties	34,541	12,489
Total Long-Term Liabilities	36,365	14,121
Total liabilities	42,208	23,992

Shareholders' Equity (deficit)
Preferred stock, 5,000,000 shares, $.0001 par value,
authorized, 0 outstanding	0	0
Common stock, 200,000,000 shares, $.0001 par value,
authorized, 22,345,500 outstanding	2,235	2,235
Paid in capital	126,015	126,015
Retained deficit	(138,913)	(119,379)
Total shareholders' equity	(10,663)	8,871
Total liabilities and shareholders' equity	$31,545	$32,863

The accompanying notes are an integral part of these financial statements

JJ and R Ventures, Inc.

Condensed Statement of Operation

For the nine months ended September 30, 2010 and 2009

	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009

Revenues
Book Sales	$765	$177
Shipping	-	11
Discounts	-	(4)
	765	184

Cost of Goods sold	730	78

Gross profit	35	106

Expenses
Advertising	158	814
Automobile expense	231	0
Bank charges	212	126
Computer and internet expenses	88	20
Filing fees	642	130
Depreciation Expense	299	299
Office supplies	98	469
Professional fees	13,436	8,794
Taxes	834	0
Telephone expenses	1,300	1,785
Warehousing	-	66
Website	-	975
Total expenses	17,298	13,478
Net loss from operations	(17,263)	(13,372)

Interest Expense	(2,271)	(475)

Net income (loss)	(19,534)	(13,847)

Loss per common share	$($0.01)	$($0.01)
Weighted average of
shares outstanding	22,345,500	22,345,500

The accompanying notes are an integral part of these financial statements

JJ and R Ventures, Inc.

Condensed Statement of Cash Flows

For the nine months ended September 30, 2010 and 2009

	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$(19,534)	$(13,847)
Adjustment to reconcile net to net cash
provided by operating activities
Depreciation	299	299
(Decrease) in accounts payable	(7,163)	133
Accrued Interest	1,690	187
Decrease in Loans PY	1,472	278
Increase in sales tax payable	(27)	15
Increase in prepaid expenses		32,840
Decreased inventory	506	(31,858)
Decrease in accounts receivable	420	(120)
Rounding error	0
NET CASH PROVIDED
BY OPERATING ACTIVITIES	(22,337)	(12,073)
NET CASH USED IN
INVESTING ACTIVITIES
Computer purchase		0
NET CASH REALIZED
FROM INVESTING ACTIVITIES	0	0

FINANCING ACTIVITIES
Proceeds fm unissued stocks sale
Sale of common stock
Related party notes	22,244	8,364
NET CASH REALIZED
FROM FINANCING ACTIVITIES	22,244	8,364
INCREASE IN CASH
AND CASH EQUIVALENTS	(93)	(3,709)
Cash and cash equivalents
at the beginning of the year	108	3,784
CASH AND CASH EQUIVALENTS
AT YEAR END	$15	$75

The accompanying notes are an integral part of these financial statements

JJ&R Ventures, Inc

Footnotes to the Condensed Financial Statements

September 30, 2010 and 2009

1.

Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of JJ&R Ventures, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2010, the results of operations and cash flows for the nine months ended September 30, 2010 The balance sheet as of December 31, 2009 is derived from the Company’s audited financial statements.

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

The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2010.

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

ASU 2010-21, "Accounting for Technical Amendments to Various SEC Rules and Schedules", issued August 2010. This Accounting Standards Update amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026; Technical Amendments to Rules, Forms, Schedules and Codifications of Financial Reporting Policies. Management does not expect this update to have a material effect on the Company's financial statements.

ASU 2010-09, "Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements”, issued February 2010. This FASB retracts the requirement to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or were available to be issued. ASU 2010-09 is effective for interim and annual financial periods ending after February 24, 2010, and has been applied with no material impact on the Company’s financial statements.

ASU 2010-08, "Technical Corrections to Various Topics", issued February 2010. This FASB eliminates inconsistencies and outdated provisions in GAAP and provides needed clarification on others. ASU 2010-08 is effective for interim and annual financial periods ending after February 2010, and has been applied with no material impact on the Company's financial statements.

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

3.

Related party transaction

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the nine months ended September 30, 2010 and 2009.

The Company borrowed $22,244 and $8,364 from various related parties and shareholders of the Company for working capital purposes as of September 30, 2010 and 2009 respectively.

The major shareholder also contributed funds for expenses. The total outstanding as of September 30, 2010 and 2009 was $1,936 and $0 respectively.

4.

Three Month Data – Third Quarter 2010 and 2009

	2010	2009
Revenue	$182	$184
Cost of Goods Sold	173	78
Gross Profit	9	106
Expense	(3,172)	(5,084)
Operating Loss	(3,163)	(4,978)
Other Revenue and Expense	(838)	(201)
Three Month Loss	$(4,001)	$(5,179)

5.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the company has minimal revenues, net accumulated losses since inception, and a negative shareholders’ equity of $10,663. These factors raise substantial doubt about its ability to continue as a going concern. The ability to the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

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

As of September 30, 2010 and 2009, the Company had inventory of published books of $30,833 and $31,858 respectively.

7.

Property and equipment

The Company purchased a computer in 2007. The computer is being depreciated over 5 years. As of September 30, 2010 and 2009, the company recorded depreciation expense of $299 and$299 respectively.

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

Our revenues are derived from sales of our educational products. We also plan on organizing seminars designed to attract children and their parents and put them in touch with the professionals specializing in the subject matter covered by the seminar. For example, for our “What’s in My Food” series seminars, we may invite local pediatricians, nutritionists and diet specialists to give lectures to local kids and their parents on the values of good eating. The seminars will be free to the attendants, but fee-based to the presenters since the seminars will be a valuable way for these professionals to attract new clients. JJ&R will be actively marketing its products both to the attendants and the presenters, providing for a good cross-marketing opportunity. We intend to target preschools, elementary schools, home school groups & after school programs and need to cultivate a significant base of users in order to generate a ratable flow of sales and revenue. We do not believe that any single customer will be our major revenue stream.

Current Status

The Company received its first shipment of 10,000 copies of it book “What’s in My Food?” with 50% of the book inventory warehoused with the publisher. The books are soft cover, fully illustrated in color, 8” x 8” with 32 pages and is has a current suggested retail price of $12.95. Both the publisher and the author are scheduling signings and book store visits to promote and market the book. The Company intends to expand its marketing efforts by making the book available through on-line book stores.

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

Since the second quarter of 2010, the author has actively been promoting “What’s in My Food?” by attending health, wellness and character seminars for the Little League program through parks and recreation departments in the central California area. The author is continuing marketing activities with speaking engagements with local Boys & Girls Club organizations.

A second book is in process that deals with how food actually works in the body. This book is also geared toward children. Another project underway is an information booklet that will serve as a quick reference guide.

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

Results of Operations – Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

We have $15 cash on hand and have experienced losses since inception. During the nine months ended September 30, 2010, we generated $765 in revenue from book sales with cost of good sold at $730 giving us a gross profit of $35. During the period ended September 30, 2009 we generated revenue from book sales of $177, with $11 in shipping costs and ($4) in discounts with cost of good sold at $78 for a gross profit of $106. Expenses during the period ended September 30, 2010 were $17,263 with interest expense of $2,271 compared to expenses of $13,372 with interest expense of $475 for the period ended September 30, 2009. Expenses for both periods consisted entirely of general and administrative expenses. The majority of these expenses were due to professional, legal and accounting fees relating to our reporting requirements.

As a result of the foregoing factors, we realized a net loss of $19,534 for the period ended September 30, 2010, compared to a net loss of $13,847 for the period ended September 30, 2009.

Liquidity and Capital Resources

The Company’s balance sheet as of September 30, 2010, reflects total assets of $31,545 which consist of $15 in cash, $30,833 in inventory, and $697 in furniture and computer equipment net of depreciation. As of September 30, 2010, our liabilities were $42,208 which included $1,830 in accounts payable, $17 in sales tax payable, $2,060 in accrued interest, $1,936 in a loan from a related party, $1,824 in notes payable for our computer and $34,541 in related party notes payable.

The company has borrowed $22,244 and $8,364 from various related parties and shareholders of the Company for working capital purposes as of September 30, 2010 and 2009 respectively. A major shareholder also contributed funds for expenses. The total outstanding as of September 30, 2010 and 2009 was $1,936 and $-0- respectively.

As of September 30, 2010 and 2009, the Company had inventory of published books of $30,833 and $31,858 respectively.

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

ITEM 4T. CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting and procedures was effective as of September 30, 2010.

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

JJ & R Ventures, INC.

Date: November 5, 2010

By: /s/ Deborah Flores

Deborah Flores, President and Chief Financial Officer