Form 10-K
period 2010-12-31
JJ&R Ventures, Inc.
filed 2011-03-21
CIK 1399587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 X .  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

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

Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes      . No  X .

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

Yes      . No  X .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Our common stock is not traded on any market or listed on any exchange.  There was not an active market and no trading volume during fiscal 2010 and there has been no trading volume in 2009, therefore the aggregate market value of the issuer’s common stock held by non-affiliates at March 10, 2011 is deemed to be $-0-.

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

Yes      . No      .

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 10, 2010
Common Stock	22,345,500

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the Over the Counter Bulletin Board (“OTCBB”), under the symbol “JJRV".  There was not an active market and no trading volume during fiscal 2009 and there has been no trading volume in 2010.

	CLOSING BID		CLOSING ASK

2010	High	Low	High	Low

July 12 (first available) thru September 30.05		.05	NONE	NONE

October 1 thru December 31.05		.05	NONE	NONE

The above quotations, as provided by OTC Markets Group, Inc., represent prices between dealers and do not include retail markup, markdown or commission.  In addition, these quotations do not represent actual transactions.

Holders

As of March 10, 2011, there were approximately 40 shareholders of record holding 22,345,500 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Results of Operations

Years Ended December 31, 2010 and December 31, 2009

We have experienced losses since inception.  During the year ended December 31, 2010, we generated $1,083 in revenue.  Cost of goods sold was $384 giving us a gross profit of $699.  Expenses were $27,098 with interest expense of $2,564 giving us a net loss of $28,963.  For the year ended December 31, 2009 we generated $1,058 in revenue less $3 in discounts for a gross profit of $456.  For the year ended December 31, 2009, we had expenses of $28,463 and interest expense of $722 giving us a net loss of $29,235.  Expenses consisted of general and administrative expenses, office equipment and professional fees.

Years Ended December 31, 2009 and December 31, 2008

We have experienced losses since inception.  We generated revenue of $1,058 less $3 in discounts for a gross profit of $456 for the year ended December 31, 2009.  For the year ended December 31, 2009, we had expenses of $28,463 and interest expense of $722 giving us a net loss of $29,235.  We did not generate any revenue for the year ended December 31, 2008.  Expenses during the year ended December 31, 2008 were $49,374 with interest expense of $465, giving us a net loss of $49,839.  Expenses consisted of general and administrative expenses, office equipment and professional fees.

Liquidity and Capital Resources

At December 31, 2010, we had $1 in available cash on hand, $56 in accounts receivable and $31,286 in prepaid inventory. We had fixed assets consisting of computer and equipment and software less accumulated depreciation of $598.  Our total assets as of December 31, 2010 were $31,941.  We anticipate our expenses for the next twelve months will be approximately $30,000.

Liabilities consisted of $6,654 in accounts payable, accrued interest of $2,552 sales tax payable of $44 and a related party loan of $2,364.  We have a note payable on computer equipment of $1,741 and notes payable to related parties of $38,678.  Our total liabilities as of December 31, 2010 were $52,033.

The Company entered into an agreement with Winepress for printing of its first book.  The Company also entered into an addendum agreement with Winepress for marketing and publicity for its book.  As of December 31, 2008, the Company paid $31,550 in prepaid inventory for its books and $3,409 for its marketing and publicity.  As of December 31, 2010, the Company had received its inventory, and Winepress had completed its promotional publications and direct marketing.

As of December 31, 2010 and 2009, the Company had inventory of published books of $31,286 and $31,339 respectively.

At various times during 2010, the Company found it necessary to borrow funds from its shareholders to fund the Company.  These notes were due and payable on December 31, 2010 and carry an interest rate of 8%.  The shareholders have agreed to extend the notes until December 31, 2011.  The total outstanding as of December 31, 2010 and 2009 was $38,678 and $12,489 respectively.  The accrued interest on these notes as of December 31, 2010 and 2009 was $2,552 and $370 respectively.

The major shareholder also contributed funds for prepaid expenses.  The total outstanding as of December 31, 2010 and 2009 was $2,364 and $464 respectively.

For the years ending December 31, 2010 and 2009, the related parties advanced the Company for working capital purposes $26,189 and $12,953 respectively.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since we have no assets and do not have any investments in eligible portfolio companies there is no quantitative information, as of the end of December 31, 2010, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter 2010 has been disclosed.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of Directors and Executive Officers

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Director or Officer Since

Deborah Flores	38	President, Secretary, Treasurer	March 2, 2007
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

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal periods ended December 31, 2010, 2009, and 2008. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (4)	Non- Equity Incentive Plan Compen- sation ($)	Nonquali- fied Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Deborah Flores Sole Officer	2010 2009 2008	-0- -0- 23,100	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- 23,100

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 10, 2011, the number and percentage of the 22,345,500 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

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

Certain Business Relationships

At various times during 2009, the Company found it necessary to borrow funds from its shareholders to fund the Company.  These notes are due and payable on December 31, 2010 and carry an interest rate of 8%.  The shareholders have agreed to extend the notes until December 31, 2011, carrying an interest rate of 8%.  The total outstanding as of December 31, 2010 and 2009 was $38,678 and $12,489 respectively.  The accrued interest on these notes as of December 31, 2010 and 2009 was $2,552 and $370 respectively.

The major shareholder also contributed funds for prepaid expenses. The total outstanding as of December 31, 2010 and 2009 was $2,364 and $464 respectively.

For the years ending December 31, 2010 and 2009, the related parties advanced the Company for working capital purposes $26,189 and $12,953 respectively.

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

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of JJ&R Ventures, Inc. annual financial statement and review of financial statements included in JJ&R’s 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $14,000 for fiscal year ended 2010 and $14,000 for fiscal year ended 2009.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of JJ&R’s financial statements that are not reported above were $0 for fiscal year ended 2010 and $0 for fiscal year ended 2009.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $575 for fiscal year ended 2010 and $575 for fiscal year ended 2009.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal year ended 2010 and $0 for fiscal year ended 2009.

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

Date: March 17, 2011

/s/ Debrah Flores

Deborah Flores

Chief Executive Officer and

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 17, 2011

/s/ Debrah Flores

Deborah Flores

Director

Board of Directors

JJ&R Ventures, Inc.

Salinas, California

Report of Independent Registered Public Accounting Firm

We have audited the balance sheet of JJ&R Ventures, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity and cash flows for the years ending December 31, 2010 and 2009.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JJ&R Ventures, Inc. as of December 31, 2010 and 2009, the results of operations, stockholders’ equity and its cash flows for the years ended December 31, 2010 and 2009 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ R.R. Hawkins & Associates International, a PC

January 27, 2011

Los Angeles, CA

JJ and R Ventures, Inc.

Balance Sheet

For the years ended December 31, 2010 and 2009

ASSETS	2010	2009

Current assets
Cash in bank	$1	$108
Accounts receivable	56	420
	57	528
Other current assets
Inventory	31,286	31,339
	31,286	31,339
Fixed Assets
Furniture and Equipment
Computer	1,993	1,993
Accumulated depreciation	(1,395)	(997)
Total Fixed Assets	598	996

Total assets	$31,941	$32,863

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable-trade	$6,654	$8,993
Accrued interest	2,552	370
Sales tax payable	44	44
Loan - related party	2,364	464
Total current liabilities	11,614	9,871

Notes Payable-computer	1,741	1,632
Notes payable related parties	38,678	12,489
Total Long-Term Liabilities	40,419	14,121
Total liabilities	52,033	23,992

Shareholders' Equity (deficit)
Preferred stock, 5,000,000 shares, $.0001 par value,
authorized, 0 outstanding	0	0
Common stock, 200,000,000 shares, $.0001 par value,
authorized, 22,345,500 outstanding	2,235	2,235
Paid in capital	126,015	126,015
Retained deficit	(148,342)	(119,379)
Total shareholders' equity	(20,092)	8,871
Total liabilities and shareholders' equity	$31,941	$32,863

The accompanying notes are an integral part of these financial statements.

JJ and R Ventures, Inc.

Statement of Operations

For the years ended December 31, 2010 and 2009

	2010	2009

Revenues	$1,083	$1,058
Less: Discounts		(3)
	1,083	1,055

Less COGS	384	599

Gross Profit	699	456

Expenses
Website	107	1,082
Advertising	51	3,209
Bank charges	522	168
Computer and internet expenses	215	20
Filing fees	776	259
Depreciation Expense	399	399
Office supplies	97	480
Professional fees	22,006	20,854
Taxes	842
Telephone expenses	1,853	2,240
G&A Expense	230	208
Total expenses	27,098	28,919
Net loss from operations	(26,399)	(28,463)

Interest Expense	(2,564)	(772)

Net income (loss)	$(28,963)	$(29,235)

Loss per common share	$(0.01)	$(0.01)
Weighted average of
shares outstanding	22,345,500	22,345,500

The accompanying notes are an integral part of these financial statements.

JJ and R Ventures, Inc.

Statement of Shareholders’ Equity

For the years ended December 31, 2010 and 2009

	Common stock			Retained
			Paid-In	Deficit
	Shares	Amount	Capital	from Inception	Total

January 1, 2009	22,345,500	$2,235	$126,015	$(90,144)	$38,106
Net loss for the period				(29,235)	(29,235)
December 31, 2009	22,345,500	$2,235	$126,015	$(119,379)	$8,871

January 1, 2010	22,345,500	$2,235	$126,015	$(119,379)	$8,871
Net loss for the period				(28,963)	(28,963)
December 31, 2010	22,345,500	$2,235	$126,015	$(148,342)	$(20,092)

The accompanying notes are an integral part of these financial statements.

JJ and R Ventures, Inc.

Statement of Cash Flows

For the years ended December 31, 2010 and 2009

	2010	2009
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$(28,963)	$(29,235)
Adjustment to reconcile net to net cash
provided by operating activities
Depreciation	399	399
(Increase) decrease in accounts receivable	364	(420)
(Increase) decrease in inventory	53	(31,339)
Decrease (increase) in accounts payable	2,339	8,103
Decrease (increase) in accrued interest	(2,182)	370
Decrease (increase) in Loans PY	(109)	241
Decrease (Increase) in prepaid inventory	0	31,300
Decrease (Increase) in prepaid expenses	0	3,909
Increase in sales tax payable	0	44
Decrease in cash deposits from stock
NET CASH PROVIDED
BY OPERATING ACTIVITIES	(28,099)	(16,628)
NET CASH USED IN
INVESTING ACTIVITIES
Inventory	0	0
NET CASH REALIZED
FROM INVESTING ACTIVITIES	0	0

FINANCING ACTIVITIES
Proceeds fm unissued stocks sale	0	0
Sale of common stock	0	0
Related party notes	28,090	12,953
NET CASH REALIZED
FROM FINANCING ACTIVITIES	28,090	12,953
INCREASE IN CASH
AND CASH EQUIVALENTS	(9)	(3,675)
Cash and cash equivalents
at the beginning of the year	108	3,783
CASH AND CASH EQUIVALENTS
AT YEAR END	$99	$108

The accompanying notes are an integral part of these financial statements.

JJ&R Ventures, Inc.

Footnotes to Financial Statements

December 31, 2010 and 2009

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

Inventory Valuation Inventories are stated at lower of cost or market and valued on a first-in, first-out (“FIFO”) or moving average cost basis.

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

ASC 855, Subsequent Events ("ASC 855") (formerly Statement of Financial Accounting Standards No.165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company's evaluation of its subsequent events. ASC 855 defines two types of subsequent events, "recognized" and "non-recognized". Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of April1, 2009. The effect of implementing this guidance was not material to the Company's financial position or results of operations.

ASC 944, Financial Services - Insurance ("ASC 944") contains guidance that was previously issued by the FASB in May 2008 as Statement of Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60 that provides for changes to both the recognition and measurement of premium revenues and claim liabilities for financial guarantee insurance contracts that do not qualify as a derivative instrument in accordance with ASC 815, Derivatives and Hedging (formerly included under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities). This financial guarantee insurance contract guidance also expands the disclosure requirements related to these contracts to include such items as a company's method of tracking insured financial obligations with credit deterioration, financial information about the insured financial obligations, and management's policies for placing and monitoring the insured financial obligations. ASC 944, as it relates to financial guarantee insurance contracts, was effective for fiscal years beginning after December 15, 2008, except for certain disclosures related to the insured financial obligations, which were effective for the third quarter of 2008. The Company does not have financial guarantee insurance products, and, accordingly, the implementation of this portion of ASC 944 did not have an effect on the Company's results of operations or financial position.

ASC 805, Business Combinations ("ASC 805") (formerly included under Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations) contains guidance that was issued by the FASB in December 2007. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with certain exceptions. Additionally, the guidance requires changes to the accounting treatment of acquisition related items, including, among other items, transaction costs, contingent consideration, restructuring costs, indemnification assets and tax benefits. ASC 805 also provides for a substantial number of new disclosure requirements. ASC 805 also contains guidance that was formerly issued as FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies which was intended to provide additional guidance clarifying application issues regarding initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805 was effective for business combinations initiated on or after the first annual reporting period beginning after December 15, 2008. The Company implemented this guidance effective January 1, 2009. Implementing this guidance did not have an effect on the Company's financial position or results of operations; however it will likely have an impact on the Company's accounting for future business combinations, but the effect is dependent upon acquisitions, if any, that are made in the future.

ASC 810, Consolidation ("ASC 810") includes new guidance issued by the FASB in December 2007 governing the accounting for and reporting of noncontrolling interests (previously referred to as minority interests). This guidance established reporting requirements which include, among other things, that noncontrolling interests be reflected as a separate component of equity, not as a liability. It also requires that the interests of the parent and the noncontrolling interest be clearly identifiable. Additionally, increases and decreases in a parent's ownership interest that leave control intact shall be reflected as equity transactions, rather than step acquisitions or dilution gains or losses. This guidance also requires changes to the presentation of information in the financial statements and provides for additional disclosure requirements. ASC 810 was effective for fiscal years beginning on or after December 15, 2008. The Company implemented this guidance as of January 1, 2009. The effect of implementing this guidance was not material to the Company's financial position or results of operations.

ASC 825, Financial Instruments ("ASC 825") includes guidance which was issued in February 2007 by the FASB and was previously included under Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115. The related sections within ASC 825 permit a company to choose, at specified election dates, to measure at fair value certain eligible financial assets and liabilities that are not currently required to be measured at fair value. The specified election dates include, but are not limited to, the date when an entity first recognizes the item, when an entity enters into a firm commitment or when changes in the financial instrument causes it to no longer qualify for fair value accounting under a different accounting standard. An entity may elect the fair value option for eligible items that exist at the effective date. At that date, the difference between the carrying amounts and the fair values of eligible items for which the fair value option is elected should be recognized as a cumulative effect adjustment to the opening balance of retained earnings. The fair value option may be elected for each entire financial instrument, but need not be applied to all similar instruments. Once the fair value option has been elected, it is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. This guidance was effective as of the beginning of fiscal years that began after November 15, 2007. The Company does not have eligible financial assets and liabilities, and, accordingly, the implementation of ASC 825 did not have an effect on the Company's results of operations or financial position.

ASC 820, Fair Value Measurements and Disclosures ("ASC 820") (formerly included under Statement of Financial Accounting Standards No. 157, Fair Value Measurements) includes guidance that was issued by the FASB in September 2006 that created a common definition of fair value to be used throughout generally accepted accounting principles. ASC 820 applies whenever other standards require or permit assets or liabilities to be measured at fair value, with certain exceptions. This guidance established a hierarchy for determining fair value which emphasizes the use of observable market data whenever available. It also required expanded disclosures which include the extent to which assets and liabilities are measured at fair value, the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. ASC 820 also provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The emphasis of ASC 820 is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants, under current market conditions. ASC 820 also further clarifies the guidance to be considered when determining whether or not a transaction is orderly and clarifies the valuation of securities in markets that are not active. This guidance includes information related to a company's use of judgment, in addition to market information, in certain circumstances to value assets which have inactive markets.

Fair value guidance in ASC 820 was initially effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years for financial assets and liabilities. The effective date of ASC 820 for all non-recurring fair value measurements of nonfinancial assets and nonfinancial liabilities was fiscal years beginning after November 15, 2008. Guidance related to fair value measurements in an inactive market was effective in October 2008 and guidance related to orderly transactions under current market conditions was effective for interim and annual reporting periods ending after June 15, 2009.

The Company applied the provisions of ASC 820 to its financial assets and liabilities upon adoption at January 1, 2008 and adopted the remaining provisions relating to certain nonfinancial assets and liabilities on January 1, 2009. The Company implemented the guidance related to orderly transactions under current market conditions as of April 1, 2009.  The Company does not have eligible financial assets and liabilities, and, accordingly, the implementation of ASC 820 did not have an effect on the Company's results of operations or financial position.

In August 2009, the FASB issued ASC Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value ("ASC Update No. 2009-05"). This update amends ASC 820, Fair Value Measurements and Disclosures and provides further guidance on measuring the fair value of a liability. The guidance establishes the types of valuation techniques to be used to value a liability when a quoted market price in an active market for the identical liability is not available, such as the use of an identical or similar liability when traded as an asset. The guidance also further clarifies that a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are both Level 1 fair value measurements. If adjustments are required to be applied to the quoted price, it results in a level 2 or 3 fair value measurement. The guidance provided in the update is effective for the first reporting period (including interim periods) beginning after issuance. The Company does not expect that the implementation of ASC Update No. 2009-05 will have a material effect on its financial position or results of operations.

In September 2009, the FASB issued ASC Update ("ASU") No. 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) ("ASC Update No. 2009-12"). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. Specifically, the update permits a reporting entity to measure the fair value of this type of investment on the basis of the net asset value per share of the investment (or its equivalent) if all or substantially all of the underlying investments used in the calculation of the net asset value is consistent with ASC 820. The update also requires additional disclosures by each major category of investment, including, but not limited to, fair value of underlying investments in the major category, significant investment strategies, redemption restrictions, and unfunded commitments related to investments in the major category. The amendments in this update are effective for interim and annual periods ending after December 15, 2009 with early application permitted. The Company does not expect that the implementation of ASC Update No. 2009-12 will have a material effect on its financial position or results of operations.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)." ("ASC Update No. 2009-13). This updates set forth the guidance on the existing multiple-element arrangement currently in FASB Topic 605-25 (Revenue Recognition - Multiple-Element Arrangements). This new guidance eliminates the requirement that all undelivered elements have objective evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to the items that have already been delivered. Further, companies will be required to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately by either company itself or other vendors. This new guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The revised guidance will be effective for the first annual period beginning on or after June 15, 2010. The Company does not expect that the implementation of ASU No. 2009-13 will have a material effect on its financial statements.

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

In January 2010, the Financial Accounting Standards Board ("FASB") issued an accounting standard update, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements. The Update would affect all entities that are required to make disclosures about recurring and nonrecurring fair value measurements. The Board concluded that users will benefit from improved disclosures in this Update and that the benefits of the increased transparency in financial reporting will outweigh the costs of complying with the new requirements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 30, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact this update will have on our financial statements.

In January 2010, the Financial Accounting Standards Board ("FASB") issued an accounting standard update to address implementation issues related to the changes in ownership provisions in the Consolidation-Overall Subtopic (Subtopic 810-10) of the FASB Accounting Standards Codification?, originally issued as FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.

In December 2009, the Financial Accounting Standards Board ("FASB") issued an accounting standard update for improvements to financial reporting by enterprises involved with Variable Interest Entities. The subsections clarify the application of the General Subsections to certain legal entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the legal entity to finance its activities without additional subordinated financial support [FIN 46(R), paragraph 1, sequence 55.1] or, as a group, the holders of the equity investment at risk lack any one of the following three characteristics: [FIN 46(R), paragraph 1, sequence 55.2:

a. The power, through voting rights or similar rights, to direct the activities of a legal entity that most significantly impact the entity's economic performance [FIN 46(R), paragraph 1, sequence 55.2.1];

b. The obligation to absorb the expected losses of the legal entity [FIN 46(R), paragraph 1, sequence 55.2.2];

c. The right to receive the expected residual returns of the legal entity. [FIN 46(R), paragraph 1, sequence 55.2.3].

The amendments in this update to the Accounting Standards Codification are the result of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The adoption of this update to improving the financial reporting by enterprises involved with Variable Interest Entities, as codified in ASC 810, did not have any impact on the Company's financial statements.

In December 2009, the Financial Accounting Standards Board ("FASB") issued an accounting standard update, Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets. The amendments in this update to the Accounting Standards Codification are the result of FASB Statement No. 166, Accounting for Transfers of Financial Assets. The adoption of this update did not have any impact on the Company's financial statements.

The FASB has issued FASB Accounting Standards Update (ASU) No. 2010-22, Accounting for Various Topics. ASU 2010-22 amends various SEC paragraphs in the FASB Accounting Standards CodificationTM (Codification) based on external comments received and the issuance of Staff Accounting Bulletin (SAB) No. 112 , which amends or rescinds portions of certain SAB topics. Specifically, SAB 112 was issued to bring existing SEC guidance into conformity with: Codification Topic 805, Business Combinations (originally issued as FASB Statement No. 141 (Revised December 2007), Business Combinations); and Codification Topic 810, Consolidation (originally issued as FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements).

The FASB has issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This amendment affects any public entity as defined by Topic 805, Business Combinations that enters into business combinations that are material on an individual or aggregate basis. The comparative financial statements should present and disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of the ASU 2010-29 will not have material impact to the financial statements of the Company.

NOTE 2

UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, the company has minimal revenues, net accumulated losses since inception, and a retained deficit of $148,342. These factors raise substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the company’s sales of “What’s In My Food?”, a children’s book on nutrition, and potential additional titles. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

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

As of December 31, 2010 and 2009, the Company had inventory of published books of $31,286 and 31,339 respectively.

NOTE 4

PROPERTY AND EQUIPMENT

The Company purchased a computer in 2007. The computer is being depreciated over 5 years.  As of December 31, 2010 and 2009, the company recorded depreciation expense of $399 and$399 respectively.

NOTE 5

COMMON STOCK

On January 2, 2008, the Company received proceeds of its fundraising through 2007. The Company raised $114,500 from sale of 1,145,500 shares of stock to unrelated individuals.

There were no stock transactions for the years ending December 31, 2010 and 2009.

NOTE 6

NOTE PAYABLE

In 2007, the Company purchased a computer and financed it for five years at an interest rate of 24.99%.  The five year principal payments are as follows:

2011                 $366

NOTE 7

RELATED PARTY TRANSACTIONS

During the period ending December 31, 2008, the Company repaid borrowings from one of its shareholders of $3,000 including interest.

At various times during 2009, the Company found it necessary to borrow funds from its shareholders to fund the Company.  These notes are due and payable on December 31, 2010 and carry an interest rate of 8%.  The shareholders have agreed to extend the notes until December 31, 2011, carrying an interest rate of 8%.  The total outstanding as of December 31, 2010 and 2009 was $38,678 and $12,489 respectively.  The accrued interest on these notes as of December 31, 2010 and 2009 was $2,552 and $370 respectively.

The major shareholder also contributed funds for prepaid expenses. The total outstanding as of December 31, 2010 and 2009 was $2,364 and $464 respectively.

For the years ending December 31, 2010 and 2009, the related parties advanced the Company for working capital purposes $26,189 and $12,953 respectively.

NOTE 8

INCOME TAXES

No provision was made for income tax for the year ending December 31, 2010. The Company from the date of inception to the period December 31, 2010 has incurred net operating losses for tax purposes of approximately $148,342. The net operating loss carry-forward may be used to reduce taxable income through the year 2027. The availability of the Company's net operating loss carry-forwards is subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as of December 31, 2010 was approximately $22,251. A 100% valuation allowance has been established against the deferred tax asset, as the utilization of the loss carry-forwards cannot reasonably be assured.

A reconciliation between the income taxes computed in the United States is as follows:

December 31, 2010
$
United States federal income tax rate	15%
Valuation allowance - US federal income tax	(15%)
Provision for income tax	$0