Form 10-Q
period 2011-03-31
JJ&R Ventures, Inc.
filed 2011-05-11
CIK 1399587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

   X  .    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

       .    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________  to  _________________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 9, 2011:  22,345,500

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2011 and 2010 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements.  The results of operations for the periods ended March 31, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

JJ & R Ventures, Inc.

Condensed Balance Sheet

March 31, 2011 (unaudited) and December 31, 2010

ASSETS	March 31, 2011	December 31, 2010
	unaudited
Current assets
Cash in bank	$3	$1
Accounts receivable	729	56
Total current assets	732	57
Other current assets
Inventory	31,062	31,286
Fixed Assets
Furniture and Equipment
Computer	1,993	1,993
Accumulated depreciation	(1,494)	(1,395)
Total Fixed Assets	499	598

Total assets	$32,293	$31,941

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable-trade	$5,646	$6,654
Accrued interest	3,421	2,552
Sales tax payable	59	44
Loan from related party	3,028	2,364
Total current liabilities	12,154	11,614

Notes Payable-computer	1,711	1,741
Notes payable related parties	43,785	38,678
Total Long-Term Liabilities	45,496	40,419
Total liabilities	57,650	52,033

Shareholders' Equity (deficit)
Preferred stock, 5,000,000 shares, $.0001 par value,
authorized, 0 outstanding	0	0
Common stock, 200,000,000 shares, $.0001 par value,
authorized, 22,345,500 outstanding	2,235	2,235
Paid in capital	126,015	126,015
Retained deficit	(153,607)	(148,342)
Total shareholders' equity	(25,357)	(20,092)
Total liabilities and shareholders' equity	$32,293	$31,941

The accompanying notes are an integral part of these financial statements.

JJ & R Ventures, Inc.

Condensed Statement of Operations

For the three months ended March 31, 2011 and 2010

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010

Revenues	$1129	$340

Cost of Goods sold	521	335

Gross profit	608	5

Expenses
Advertising	0	30
Automobile expense	91	175
Bank charges	48	120
Computer and internet expenses	0	107
Filing fees	198	180
Depreciation Expense	100	100
Office supplies	7	59
Professional fees	3,965	3,505
Taxes	0	834
Telephone expenses	467	249
Total expenses	4,876	5,359
Net loss from operations	(4,268)	(5,354)

Interest Expense	(997)	(751)

Net income (loss)	(5,265)	(6,105)

Loss per common share	$($0.01)	$($0.01)
Weighted average of
shares outstanding	$22,345,500	$22,345,500

The accompanying notes are an integral part of these financial statements.

JJ & R Ventures, Inc.

Condensed Statement of Cash Flows

For the three months ended March 31, 2011 and 2010

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$(5,265)	$(6,105)
Adjustment to reconcile net to net cash
provided by operating activities
Depreciation	100	100
(Decrease) in accounts payable	(1,008)	(6,734)
Accrued Interest	869	629
Decrease in Loans PY	(30)	51
Increase in sales tax payable	15	8
Increase in fees to related parties	665	406
Decreased inventory	223	260
Decrease in accounts receivable	(673)	220
Rounding error	(1)	(1)
NET CASH PROVIDED
BY OPERATING ACTIVITIES	(5,105)	(11,166)
NET CASH USED IN
INVESTING ACTIVITIES
Computer purchase	0	0
NET CASH REALIZED
FROM INVESTING ACTIVITIES	0	0

FINANCING ACTIVITIES
Proceeds fm unissued stocks sale
Sale of common stock
Related party notes	5,107	11,085
NET CASH REALIZED
FROM FINANCING ACTIVITIES	5,107	11,085
INCREASE IN CASH
AND CASH EQUIVALENTS	2	(81)
Cash and cash equivalents
at the beginning of the year	1	108
CASH AND CASH EQUIVALENTS
AT YEAR END	$3	$27

The accompanying notes are an integral part of these financial statements.

JJ&R Ventures, Inc

Footnotes to the Condensed Financial Statements

March 31, 2011 and 2010

1.   Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of JJ&R Ventures, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2011, the results of operations for the three months ended March 31, 2011 and 2010, and cash flows for the three months ended March 31, 2011 and 2010.  The balance sheet as of December 31, 2010 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2011.

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

JJ&R Ventures, Inc

Footnotes to the Condensed Financial Statements

March 31, 2011 and 2010

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

JJ&R Ventures, Inc

Footnotes to the Condensed Financial Statements

March 31, 2011 and 2010

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

JJ&R Ventures, Inc

Footnotes to the Condensed Financial Statements

March 31, 2011 and 2010

3.   Related party transaction

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the three months ended March 31, 2011 and 2010.

The Company borrowed $5,107 and $11,085 from various related parties and shareholders of the Company for working capital purposes as of March 31, 2011 and 2010 respectively.

The major shareholder also contributed funds for prepaid expenses. The total outstanding as of March 31, 2011 and 2010 was $3,028 and $869 respectively.

4.   Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, the company has minimal revenues, net accumulated losses since inception, and a retained deficit of $153,607. These factors raise substantial doubt about its ability to continue as a going concern.  The ability to the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

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

As of March 31, 2011 and 2010, the Company had inventory of published books of $31,062 and $31,339 respectively.

6.   Property and equipment

The Company purchased a computer in 2007. The computer is being depreciated over 5 years.  As of March 31, 2011 and 2010, the company recorded depreciation expense of $100 and $100 respectively.

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

Results of Operations – Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

We have $3 cash on hand and have experienced losses since inception.  During the three months ended March 31, 2011, we generated $1,129 in revenue from book sales with cost of good sold at $521 giving us a gross profit of $608.  During the period ended March 31, 2010 we generated revenue from book sales of $340, with cost of good sold at $335 for a gross profit of $5.  Expenses during the period ended March 31, 2011 were $4,876 with interest expense of $997 compared to expenses of $5,539 with interest expense of $751 for the period ended March 31, 2010.  Expenses for both periods consisted entirely of general and administrative expenses.  The majority of these expenses were due to professional, legal and accounting fees relating to our reporting requirements.

As a result of the foregoing factors, we realized a net loss of $5,265 for the period ended March 31, 2011, compared to a net loss of $6,105 for the period ended March 31, 2010.

Liquidity and Capital Resources

The Company’s balance sheet as of March 31, 2010, reflects total assets of $32,293 which consist of $3 in cash, $729 in accounts receivable, $31,062 in inventory, and $499 in furniture and computer equipment net of depreciation. As of March 31, 2011, our liabilities were $57,650 which included $5,646 in accounts payable, $59 in sales tax payable, $3,421 in accrued interest, $3,028 in a loan from a related party, $1,711 in notes payable for our computer and $43,785 in related party notes payable.

The company has borrowed $5,107 and $11,085 from various related parties and shareholders of the Company for working capital purposes as of March 31, 2011 and 2010 respectively.  A major shareholder also contributed funds for expenses.  The total outstanding as of March 31, 2011 and 2010 was $3,028 and $869 respectively.

As of March 31, 2011 and 2010, the Company had inventory of published books of $31,062 and $31,339 respectively.

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

ITEM 4T.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting and procedures was effective as of March 31, 2011.

(b)

Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

JJ & R Ventures, INC.

Date: May 10, 2011

By: /s/ Deborah Flores

Deborah Flores, President and Chief Financial Officer