Form 10-Q
period 2011-06-30
BLUE CALYPSO, INC.
filed 2011-08-18
CIK 1399587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

     .   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________  to  ___________________________

Commission File Number:  000-53981

BLUE CALYPSO, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-8610073
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

123 West Nye Lane, Suite 129 Carson City, NV	89706
(Address of Principal Executive Offices)	(Zip Code)

(831) 521-7410

(Registrant’s Telephone Number, Including Area Code)

JJ&R VENTURES, INC.

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes      . No      .

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

As of August 17, 2011, there were 75,974,700 shares of the issuer’s common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2011 and 2010 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements.  The results of operations for the periods ended June 30, 2011 and 2010 are not necessarily indicative of the operating results for the full year.

Blue Calypso, Inc.

Condensed Balance Sheet

June 30, 2011 (unaudited) and December 31, 2010 (audited)

ASSETS	June 30, 2011	December 31, 2010
	unaudited
Current assets
Cash in bank	$74	$1
Accounts receivable	756	56
Total current assets	830	57
Other current assets
Inventory	30,607	31,286

Fixed Assets
Furniture and Equipment
Computer	1,993	1,993
Accumulated depreciation	(1,595)	(1,395)
Total Fixed Assets	398	598

Total assets	$31,835	$31,941

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable-trade	$2,167	$6,654
Accrued interest	4,421	2,552
Sales tax payable	104	44
Loan from related party	3,594	2,364
Total current liabilities	10,286	11,614

Notes Payable-computer	1,684	1,741
Notes payable related parties	50,379	38,678
Total Long-Term Liabilities	52,063	40,419
Total liabilities	62,349	52,033

Shareholders' Equity (deficit)
Preferred stock, 5,000,000 shares, $.0001 par value,
authorized, 0 outstanding	0	0
Common stock, 200,000,000 shares, $.0001 par value,
authorized, 22,345,500 outstanding	2,235	2,235
Paid in capital	126,015	126,015
Retained deficit	(158,764)	(148,342)
Total shareholders' equity	(30,514)	(20,092)
Total liabilities and shareholders' equity	$31,835	$31,941

The accompanying notes are an integral part of the financial statements.

Blue Calypso, Inc.

Condensed Statement of Operations

For the six months ended June 30, 2011 and 2010

	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010

Revenues	$1,620	$583

Cost of Goods sold	1,275	557

Gross profit	345	26

Expenses
Advertising	0	142
Automobile expense	91	231
Bank charges	32	162
Computer and internet expenses	0	88
Filing fees	327	508
Depreciation Expense	199	199
Office supplies	9	98
Professional fees	7,133	10,896
Taxes	0	834
Telephone expenses	852	967
Total expenses	8,643	14,125
Net loss from operations	(8,298)	(14,099)

Interest Expense	(2,125)	(1,432)

Net income (loss)	$(10,423)	$(15,531)

Loss per common share	$(0.01)	$(0.01)
Weighted average of
shares outstanding	$22,345,500	$22,345,500

The accompanying notes are an integral part of the financial statements.

Blue Calypso, Inc.

Condensed Statement of Cash Flows

For the six months ended June 30, 2011 and 2010

	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$(10,423)	$(15,531)
Adjustment to reconcile net to net cash
provided by operating activities
Depreciation	199	199
(Decrease) in accounts payable	(4,174)	539
Accrued Interest	1,870	1,103
Decrease in Loans PY	(57)	103
Increase in sales tax payable	60	24
Increase in prepaid expenses	-	(5)
Decreased inventory	678	417
Decrease in accounts receivable	-	-
Rounding error	1	1
NET CASH PROVIDED
BY OPERATING ACTIVITIES	(12,546)	(12,830)
NET CASH USED IN
INVESTING ACTIVITIES
Computer purchase	-	-
NET CASH REALIZED
FROM INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES
Proceeds fm unissued stocks sale	-	-
Sale of common stock	-	-
Related party notes	12,619	12,747
NET CASH REALIZED
FROM FINANCING ACTIVITIES	12,619	12,747
INCREASE IN CASH
AND CASH EQUIVALENTS	73	(83)
Cash and cash equivalents
at the beginning of the year	1	108
CASH AND CASH EQUIVALENTS
AT YEAR END	$74	$25

The accompanying notes are an integral part of the financial statements.

Blue Calypso, Inc

Footnotes to the Condensed Financial Statements

June 30, 2011 and 2010

1.

Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Blue Calypso, Inc. f/k/a JJ&R Ventures, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2011, the results of operations for the six months ended June 30, 2011 and 2010, and cash flows for the six months ended June 30, 2011 and 2010.  The balance sheet as of December 31, 2010 is derived from the Company’s audited financial statements.

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

The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2011.

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

Blue Calypso, Inc

Footnotes to the Condensed Financial Statements

June 30, 2011 and 2010

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

Blue Calypso, Inc

Footnotes to the Condensed Financial Statements

June 30, 2011 and 2010

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

3.

Related party transaction

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the three months ended June 30, 2011 and 2010.

The Company borrowed $12,649 and $12,747 from various related parties and shareholders of the Company for working capital purposes as of June 30, 2011 and 2010 respectively.

The major shareholder also contributed funds for prepaid expenses. The total outstanding as of June 30, 2011 and 2010 was $3,594 and $1,615 respectively.

As of June 30, 2011, the Company assigned and a related party assumed $312 of Accounts Payable liabilities.

4.

Three Month Data – Second Quarter 2010 and 2009

	2010	2010
Revenue	$492	$243
Cost of Goods Sold	$(754)	$222
Gross Profit	$(263)	$21
Expense	(3,766)	(8,766)
Operating Loss	(4,029)	(8,766)
Other Revenue and Expense	(1,128)	(681)
Three Month Loss	$(5,157)	$(9,447)

5.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, the company has minimal revenues, net accumulated losses since inception, and a retained deficit of $158,764. These factors raise substantial doubt about its ability to continue as a going concern.  The ability to the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

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

Blue Calypso, Inc

Footnotes to the Condensed Financial Statements

June 30, 2011 and 2010

As of June 30, 2011 and 2010, the Company had inventory of published books of $30,607 and $30,992 respectively.

7.

Property and equipment

The Company purchased a computer in 2007. The computer is being depreciated over 5 years.  As of June 30, 2011 and 2010, the company recorded depreciation expense of $199 and $199 respectively.

8.

Note payable

The Company purchased a computer and financed it for five years at an interest rate of 24.99%.

9.

Subsequent events

On July 20, 2011, JJ&R Ventures, Inc. (the “Company”) formed a wholly-owned subsidiary Blue Calypso, Inc. (“Blue Calypso”).  On July 21, 2011, the Company then entered into an Agreement and Plan of Merger (the “Merger Agreement”) with this new subsidiary Blue Calypso, Inc. (“Blue Calypso”).  Blue Calypso has no activity. Pursuant to the Merger Agreement, Blue Calypso was merged into and with the Company (the “Merger”). In connection with the Merger and in accordance with Section 92A.180 of the Nevada Revised Statutes (“NRS”), the name of the Company was changed from “JJ&R Ventures, Inc.” to “Blue Calypso, Inc.” (ref 8K filing).

On July 21, 2011, the Company filed a Certificate of Change to its Articles of Incorporation in order to effect a forward split of all of its outstanding shares of common stock at a ratio of three and four tenths (3.4) for one (1) (the “Forward Split”). The record date for the Forward Split is August 1, 2011. The Forward Split was effected by the board of directors of the Company in accordance with Section 78.207 of the NRS by correspondingly increasing the number of shares of common stock that the Company is authorized to issued from Two Hundred Million (200,000,000) shares to Six Hundred Eighty Million (680,000,000) shares.

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

Description of Business.

General

We were formed as a Nevada corporation on March 2, 2007 as JJ&R Ventures, Inc.  On July 21, 2011, JJ&R Ventures, Inc. (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with its newly formed wholly-owned subsidiary Blue Calypso, Inc. (“Blue Calypso”). Pursuant to the Merger Agreement, Blue Calypso was merged into and with the Company (the “Merger”). In connection with the Merger and in accordance with Section 92A.180 of the Nevada Revised Statutes (“NRS”), the name of the Company was changed from “JJ&R Ventures, Inc.” to “Blue Calypso, Inc.”

On July 21, 2011, the Company filed a Certificate of Change to its Articles of Incorporation in order to effect a forward split of all of its outstanding shares of common stock at a ratio of three and four tenths (3.4) for one (1) (the “Forward Split”). The record date for the Forward Split is August 1, 2011. The Forward Split was effected by the board of directors of the Company in accordance with Section 78.207 of the NRS by correspondingly increasing the number of shares of common stock that the Company is authorized to issued from Two Hundred Million (200,000,000) shares to Six Hundred Eighty Million (680,000,000) shares.

The Company in the business of developing and marketing educational book series, consisting of books, presentations, and flash cards focusing on healthy nutrition information for children.  Our goal is to promote our books and educational materials by also developing educational programs for kids and parents throughout the United States.  The educational programs will start with our “What’s in My Food?” series designed to help kids to see the value of eating healthy.

The Company is continuing to seek new business opportunities and is currently negotiating with an entity has developed a social mobile endorsement and brand loyalty platform regarding a potential merger. The Company is currently negotiating the terms of a potential merger transaction with such entity, however, the Company can provide no assurance that it will be able to come to an agreement with such entity regarding the transaction. In accordance with the terms of the proposed merger agreement, Deborah Flores, the sole member of the Company’s board of directors will resign from the board of directors effective upon the later of April 8, 2011 or the closing of the merger. It is also anticipated that immediately after the consummation of the merger, the Company will transfer all of its pre-merger assets and liabilities to its wholly-owned subsidiary, JJ&R Ventures Holdings, Inc. (“SplitCo”). Thereafter, pursuant to a stock purchase agreement, the Company will transfer all of the outstanding shares of SplitCo to certain of its stockholders in exchange for the cancellation of 51,000,000 shares Common Stock (the “Stock Cancellation”). In connection with the merger, the Company will issue an aggregate of 1,500,000 shares of its Series A Preferred Stock to be designated in connection with the ,erger. Immediately after the consummation of the proposed merger and Stock Cancellation, the holders of the issued and outstanding shares of common stock of the merger candidate would own approximately eighty percent (80%) of the then issued and outstanding shares of Common Stock.  A condition to the closing of the Merger is that all of the current officers and directors of the Company resign and that the merger candidate appoint new officers and directors.

Our business

The Company is in the business of developing children’s books, flash cards, and other learning materials on most urgent and popular subjects for sale to the general public.

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

Results of Operations – Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

We have $74 cash on hand and have experienced losses since inception.  During the six months ended June 30, 2011, we generated $1,620 in revenue from book sales with cost of good sold at $1,275 giving us a gross profit of $345. During the period ended June 30, 2010 we generated revenue from book sales of $583, with cost of good sold at $557 for a gross profit of $26. Expenses during the period ended June 30, 2011 were $8,643 with interest expense of $2,125 for a net loss of $10,423 compared to expenses of $14,125 with interest expense of $1,432 for the period ended June 30, 2010 for a net loss of $15,531. Expenses for both periods consisted entirely of general and administrative expenses.  The majority of these expenses were due to professional, legal and accounting fees relating to our reporting requirements.

As a result of the foregoing factors, we realized a net loss of $10,423 for the period ended June 30, 2011, compared to a net loss of $15,531 for the period ended June 30, 2010.

Liquidity and Capital Resources

The Company’s balance sheet as of June 30, 2011, reflects total assets of $31,835 which consist of $74 in cash, $756 in accounts receivable, $30,607 in inventory, and $398 in furniture and computer equipment net of depreciation. As of June 30, 2011, our liabilities were $62,349 which included $2,167 in accounts payable, $104 in sales tax payable, $4,421 in accrued interest, $3,594 in a loan from a related party, $1,684 in notes payable for our computer and $50,379 in related party notes payable.

The company has borrowed $12,649 and $12,747 from various related parties and shareholders of the Company for working capital purposes as of June 30, 2011 and 2010 respectively.  A major shareholder also contributed funds for expenses.  The total outstanding as of June 30, 2011 and 2010 was $3,594 and $1,615 respectively.

As of June 30, 2011, the Company assigned and a related party assumed $312 of Accounts Payable liabilities.

As of June 30, 2011 and 2010, the Company had inventory of published books of $30,607 and $30,992 respectively.

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

ITEM 4T.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of June 30, 2011, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b)

Changes in Internal Control over Financial Reporting.  There were no changes in our system of internal controls over financial reporting during the period covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.   [REMOVED AND RESERVED].

ITEM 5.   OTHER INFORMATION.

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document	Location

31.1	Certification of the Principal Executive Officer to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
31.2	Certification of the Principal Financial Officer to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
32.1	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

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

BLUE CALYPSO, INC.

Date: August 18, 2011

By: /s/ Deborah Flores

Deborah Flores, President and Chief Financial Officer