Form 10-Q
period 2011-09-30
BLUE CALYPSO, INC.
filed 2011-11-14
CIK 1399587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission File Number:  333-143570

BLUE CALYPSO, INC.

 (Exact Name of Registrant as Specified in Its Charter)

Delaware	20-8610073
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

19111 North Dallas Parkway, Suite 200 Dallas, TX	75287
(Address of Principal Executive Offices)	(Zip Code)

(972) 695-4776

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

As of November 8, 2011, there were 124,975,750 shares of the issuer’s common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BLUE CALYPSO, INC., AND SUBSIDIARY

( A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	9/30/2011 (Unaudited)	12/31/2010 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,058,316	$113,511
Accounts Receivable	35,200	—
Prepaid expenses	116,459	10,819
Total current assets	1,209,975	124,330

Property and equipment, net of accumulated depreciation of $1,274	11,264	4,224

Capitalized software development costs, net of accumulated amortization of $95,097	661,632	440,579

Total assets	$1,882,871	$569,133

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$39,381	$15,663
Accounts payable-affiliate	147,302	105,415
Accrued liabilities	6,508	55,780
Unearned revenue	45,713	6,963
Total current liabilities	238,904	183,821

Notes Payable, non-current	1,500,000	675,000
Notes payable-affiliate, non-current	—	100,000

Total liabilities	1,738,904	958,821

Stockholders’ equity (deficit)
Preferred stock, par value $.0001 per share (Authorized 5,000,000 shares; issued and outstanding 0 shares)	—	—
Common stock, par value $.0001 per share (Authorized 680,000,000 shares; issued and outstanding 125,295,526 shares as of 9/30/11 and 72,185,591 shares at 12/31/10 respectively)	12,530	7,219
Additional paid in capital	1,597,379	15,864
Deferred compensation	(21,784)	(83)
Deficit accumulated during development stage	(1,444,158)	(412,688)
Total stockholders’ equity (deficit)	143,967	(389,688)

Total liabilities and stockholders’ equity (deficit)	$1,882,871	$569,133

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BLUE CALYPSO, INC. AND SUBSIDIARY

( A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 AND THE PERIOD

FROM SEPTEMBER 11, 2009 (DATE OF INCEPTION) TO SEPTEMBER 30, 2011

(UNAUDITED)

	Three months ended		Nine months ended		From Inception
	September 30,		September 30,		September 11, 2009 to
	2011	2010	2011	2010	September 30, 2011

REVENUE	1,665	—	$7,701	—	$7,738
COST OF REVENUE	58,958	—	71,094	—	71,094
GROSS LOSS	(57,293)	—	(63,393)	—	(63,356)

OPERATING EXPENSES
Sales and marketing	198,164	32,127	$380,950	32,127	517,364
General and administrative	296,354	73,495	412,181	159,291	628,840
Other Operating Expenses	16,115	10,250	30,488	12,418	61,223
Depreciation and Amortization	32,599	23	84,319	23	96,420
	543,232	115,895	907,938	203,859	1,303,847

LOSS FROM OPERATIONS	(600,525)	(115,895)	(971,331)	(203,859)	(1,367,203)

OTHER INCOME (EXPENSE)
Interest income	—	15	—	15	15
Interest expense	(20,746)	—	(60,139)	—	(76,970)
	(20,746)	15	(60,139)	15	(76,955)

LOSS BEFORE INCOME TAX PROVISION	(621,271)	(115,880)	(1,031,470)	(203,844)	(1,444,158)

INCOME TAX PROVISION	—	—	$—	—	—

NET LOSS	$(621,271)	$(115,880)	$(1,031,470)	$(203,844)	$(1,444,158)

Loss per share:
Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Shares Outstanding
Basic and Diluted	89,467,286	70,755,828	79,104,729	49,886,501

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BLUE CALYPSO, INC. AND SUBSIDIARY

( A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

PERIOD FROM SEPTEMBER 11, 2009 (DATE OF INCEPTION) TO SEPTEMBER 30, 2011

(UNAUDITED)

					Accumulated	Total
	Common Stock		Additional	Deferred	Deficit During	Stockholders’
	Shares	Amount	Paid-In Capital	Compensation	Development Stage	Equity (Deficit)

Beginning Balance, September 11, 2009	—	$—	$—	$—	$—	$—

Net Loss	—	—	—	—	(23,653)	(23,653)

Ending Balance, December 31, 2009	—	—	—	—	(23,653)	(23,653)

Shares issued at $.0001 per share-3/10/2010	65,448,269	6,545	(5,525)	—	—	1,020

Affiliate payable converted to equity- 3/31/10	—	—	21,958	—	—	21,958

Net loss	—	—	—	—	(5,296)	(5,296)

Ending Balance, March 31, 2010	65,448,269	6,545	16,433	—	(28,949)	(5,971)

Restricted shares issued- 6/10/2010	5,133,198	513	(433)	(80)	—	—

Net loss	—	—	—	—	(82,668)	(82,668)

Ending Balance, June 30, 2010	70,581,467	7,058	16,000	(80)	(111,617)	(88,639)

Restricted shares issued- 9/20/2010	1,604,124	160	(135)	(25)	—	—

Net loss	—	—	—	—	(115,879)	(115,879)

Ending Balance, September 30, 2010	72,185,591	7,219	15,864	(105)	(227,496)	(204,518)

Restricted shares vested as of 12/31/10	—	—	—	22	—	22

Net loss	—	—	—	—	(185,191)	(185,191)

Ending Balance, December 31, 2010	72,185,591	7,219	15,864	(83)	(412,688)	(389,688)

Restricted shares issued- 1/10/11	1,283,299	128	(108)	(20)	—	—

Additional Paid-In Capital	—	—	10	—	—	10

Restricted shares vested as of 03/31/11	—	—	—	12	—	12

Net loss	—	—	—	—	(174,767)	(174,767)

Ending Balance, March 31, 2011	73,468,891	7,347	15,766	(91)	(587,455)	(564,433)

Restricted shares issued- 4/29/11	1,283,299	128	(108)	(20)	—	—

Restricted shares vested as of 06/30/11	—	—	—	15	—	15

Net loss	—	—	—	—	(235,432)	(235,432)

Ending Balance, June 30, 2011	74,752,190	7,475	15,658	(96)	(822,887)	(799,850)

Restricted shares cancelled 7/25/11	(2,887,423)	(288)	192	96	—	—

Restricted shares vested as of 09/30/11	—	—	—	—	—	—

Conversion of Debt 9/1/11	28,135,234	2,814	1,562,274	—	—	1,565,088

Reverse merger shares issued 9/1/11	24,974,700	2,497	(2,497)	—	—	—

Restricted shares issued- 9/8/11	320,825	32	21,752	(21,784)	—	(0)

Net loss	—	—	—	—	(621,271)	(621,271)

Ending Balance, September 30, 2011	125,295,526	12,530	1,597,379	(21,784)	(1,444,158)	143,967

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BLUE CALYPSO, INC. AND SUBSIDIARY

( A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended		For the nine months ended		From Inception
	September 30,		September 30,		September 11, 2009 to
	2011	2010	2011	2010	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(621,271)	$(115,880)	$(1,031,470)	$(203,844)	$(1,444,158)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	32,599	—	84,292	23	96,371
Amortization of vested restricted stock	—	—	27	—	49
(Increase) decrease in assets:
Accounts receivable	(35,200)	—	(35,200)	—	(35,200)
Prepaid expenses and other current assets	(35,138)	387	(105,640)	(7,752)	(116,459)
Increase (decrease) in liabilities:
Accounts payable	22,817	91,619	23,718	169,330	39,381
Accounts payable-affiliate	48,185	(323,100)	41,887	(22,860)	169,260
Accrued expenses	(96,921)	1,201	(49,272)	1,201	6,508
Deferred revenue	33,535	—	38,750	—	45,713
Cash provided by/(used in) operating activities	(651,394)	(345,774)	(1,032,908)	(63,903)	(1,238,535)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for software development	(129,037)	(161,646)	(204,213)	(278,676)	(556,730)
Cash paid for purchases of fixed assets	(4,862)	(1,351)	(8,172)	(1,374)	(12,537)
Cash used in investing activities	(133,899)	(162,997)	(212,385)	(280,050)	(569,267)

CASH FLOWS FROM FINANCING ACTIVITIES
Contributed capital received	90,088	21,979	690,098	22,979	691,118
Proceeds received from notes payable	1,500,000	475,000	1,500,000	475,000	2,175,000
Cash provided by financing activities	1,590,088	496,979	2,190,098	497,979	2,866,118

Net increase in cash	804,795	(11,792)	944,805	154,026	1,058,316
Cash at beginning of the period	253,521	165,818	113,511	—	—
Cash at the end of the period	$1,058,316	$154,026	$1,058,316	$154,026	$1,058,316

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$—	$—	$—	$—	$—
Cash paid for taxes	$—	$—	$—	$—	$—
Non-cash investing and financing activities:
Affiliate payable converted to equity	$—	$—	$100,000		$221,958
Affiliate payable converted to note payable	$—	$—	$—	$—	$—

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BLUE CALYPSO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

1.  Presentation

The accompanying condensed consolidated financial statements of Blue Calypso, Inc. (the “Company”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in the financial statements have been omitted pursuant to such rules and regulations.  The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2010 included in the Company’s Form 8-K filed September 8, 2011.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company’s financial position and results of operations for the interim periods reflected.  Except as noted, all adjustments contained herein are of a normal recurring nature.  Results of operations for the fiscal periods presented herein are not necessarily indicative of fiscal year-end results.

2.  Organization and Nature of Business

Blue Calypso Holdings, Inc. (a development stage company) a Texas corporation (“BCHI”), was formed in February 2010 as an investment entity to hold a 100% single-member ownership interest in Blue Calypso, LLC, a Texas Limited Liability Company formed on September 11, 2009.  The companies are under common control and in February 2010 were merged for strategic operating purposes.

On September 1, 2011, BCHI executed a share exchange agreement and merged with a public shell company Blue Calypso Acquisition, Corp., a wholly-owned subsidiary of Blue Calypso, Inc. (formerly known as “JJ&R Ventures, Inc.”).  The Merger was accounted for as a reverse-merger and recapitalization in accordance with the generally accepted accounting principles in the United States.  BCHI is the acquirer for financial reporting purposes and Blue Calypso, Inc. is the acquired company.  Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the Merger will be those of BCHI and will be recorded at its historical cost basis. The operations after completion of the Merger will include those of BCHI and Blue Calypso Inc.  Common stock and corresponding capital amounts of BCHI pre-merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger.

The Company is a mobile and social media marketing company that activates and measures branded word of mouth campaigns through consumers’ personal texts, posts and tweets between friends. The Company activates a friend to friend distribution of branded marketing campaigns by motivating brand loyalists to personally endorse and share these campaigns with their digital social streams. The Company compensates them for their reach with cash, prizes and VIP perks. Marketers enjoy the power of measured personal endorsements that generate buzz, ignite conversation, drive purchase intent, increase loyalty and attract new customers by leveraging the power of social influence.

BLUE CALYPSO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

3.  Summary of Significant Accounting Policies

Development Stage Company

The Company is a development stage company as defined by Accounting Standards Codification (“ASC”) 915 Development Stage Entities and is still devoting substantial efforts on establishing the business. Its principal operations have commenced but there has been no significant revenue thus far. All losses accumulated since inception, have been considered as part of the Company’s development stage activities.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements are stated in U.S. dollars and include the accounts of Blue Calypso, Inc. and BCHI. All intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the realization of capitalized software and the realization of deferred tax assets. Actual results may differ from these estimates.

Revenue Recognition

The Company recognizes revenue in accordance with ASC605 “Revenue Recognition”, when persuasive evidence of an arrangement exists, the fee is fixed or determinable, delivery of the product has occurred or services have been rendered and  collectability is reasonably assured. Revenue includes fees received from customers for advertising and marketing services provided by the Company and is recognized as earned when brand loyalists personally endorse and share the advertising campaigns with others in their digital social stream.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash held in bank demand deposits.  The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

BLUE CALYPSO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

3.  Summary of Significant Accounting Policies, continued

Property and Equipment and Long-Lived Assets

Property and equipment consists of office equipment and is recorded at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which for office equipment is three to five years. Expenditures for major renewals and betterments that extend the useful lives of the property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Intangible Assets

Software development costs are accounted for in accordance with FASB ASC 350-40, Intangibles — Goodwill and Other: Internal Use Software. According to ASC 350-40 capitalization of costs shall begin when both of the following occur: a) preliminary project stage is completed,  b) management, with the relevant authority, implicitly or explicitly authorizes and commits to funding a computer software project and it is probable that the project will be completed and the software will be used to perform the function intended. The costs capitalized include fees paid to third parties for services provided to develop the software during the application development stage, payroll and payroll-related costs such as costs of employee benefits for employees who are directly associated with and who devote time to the internal-use computer software project on activities that include coding and testing during the application development stage and interest costs incurred while developing internal-use computer software(in accordance with ASC 835-20).  Once the software is ready for its intended use, the costs are amortized using straight-line method over the estimated useful life of up to five years. The unamortized capitalized cost of the software is compared annually to the net realizable value. The amount by which the unamortized capitalized costs of the internal use software exceed the net realizable value of that asset is written off.

Impairment of Long-lived Tangible Assets and Definite-Lived Intangible Assets

Long-lived tangible assets and definite lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable.  Recoverability of assets held and used is generally measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by that asset.  If it is determined that the carrying amount of an asset may not be recoverable, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Fair Value Measurements

The company has adopted ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The carrying amounts of accounts receivable and accounts payable of the Company approximate fair value because of the short maturity of these instruments.

BLUE CALYPSO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

3.  Summary of Significant Accounting Policies, continued

ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 inputs are inputs other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 inputs are unobservable inputs for the asset or liability.

Income Taxes

Income taxes are accounted for using the asset and liability method pursuant to the authoritative guidance on Accounting for Income Taxes.  Deferred taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement and carrying amounts and the tax bases of existing assets and liabilities.  The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date.  The Company recognizes future tax benefits to the extent that realization of such benefits is more likely than not.

The Company follows the authoritative guidance that prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return.  This authoritative guidance requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

Loss per Share

We have presented basic loss per share, computed on the basis of the weighted average number of common shares outstanding at the end of the period, and diluted loss per share, computed on the basis of the weighted average number of common shares and all potentially dilutive common shares outstanding during the period. Potential common shares result from stock options, vesting of restricted stock grants and convertible notes. However, for the years presented, all outstanding stock options, restricted stock grants and convertible notes are anti-dilutive due to the losses incurred.

BLUE CALYPSO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

3.  Summary of Significant Accounting Policies, continued

Stock-Based Compensation

The Company granted stock options and restricted stock as compensation to employees and directors.  Compensation expense is measured in accordance with FASB ASC 718 (formerly SFAS No. 123R), Compensation - Stock Compensation.  Compensation expense is recognized over the requisite service period for awards of equity instruments to employees based on the grant date fair value of those awards expected to ultimately vest.  Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from original estimates.

Concentrations of Credit Risk

Significant concentrations of credit risk may arise from the Company’s cash maintained in the bank.  The Company maintains cash in quality financial institution, however, at times, cash balance may exceed the federal deposit insurance limits (FDIC limits).  As of September 30, 2011 the cash balance with the bank exceeded the $250,000 FDIC limit, but is covered under the temporary unlimited deposit insurance coverage for non-interest bearing transaction accounts through December 31, 2011, and so there was no significant credit risk.

Advertising and Marketing

The Company’s advertising and marketing costs, which consist primarily of marketing and trade show costs, business development and printed promotional and sales presentation materials, are charged to expense when incurred.  The advertising and marketing expense was $99,039 and $108,835 for the three and nine months ended September 30, 2011 and $3,285 and 8,285 for the three and nine months ended September 30, 2010 respectively.

4.  Property and Equipment

Property and equipment consisted of the following as of September 30, 2011 and December 31, 2010 respectively:

Office Equipment, Furniture & Fixtures	$12,538	$4,365
Less: Accumulated depreciation	(1,274)	(141)
Net property and equipment	$11,264	$4,224

Depreciation expense was $492 and $1,132 for the three and nine months ended September 30, 2011 and $23 for the three and nine months ended September 30, 2010, respectively.

BLUE CALYPSO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

5.  Intangibles

Intangible assets consist of the following at September 30, 2011 and December 31, 2010 respectively:

Capitalized Software Development Costs	756,729	$452,516
Less: Accumulated amortization	(95,097)	(11,937)
Net capitalized development costs	$661,632	$440,579

The capitalized software development costs include $13,119 of interest capitalized as of September 30, 2011. The amortization expense relating to the capitalized development cost was $32,107 and $83,160 for the three and nine months ended September 30, 2011 respectively and $0 for the three and nine months ended September 30, 2010.

Amortization expense over the next five years and thereafter is estimated to be as follows:

2011	$36,758
2012	$147,033
2013	$147,033
2014	$147,033
2015	$133,977
thereafter	$49,797
$661,632

6.  Income Tax Provision

The Company’s income taxes are recorded in accordance with ASC 740 “Income Taxes”. The tax effects of the Company’s temporary differences that give rise to significant portions of the deferred tax assets consisted primarily of net operating losses totaling $491,013 as of September 30, 2011 which was fully reserved.

Deferred tax assets and liabilities are computed by applying the effective U.S. federal and state income tax rate to the gross amounts of temporary differences and other tax attributes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At September 30, 2011, the Company believed it was more likely than not that future tax benefits from net operating loss carry-forwards and other deferred tax assets would not be realizable through generation of future taxable income and accordingly deferred tax assets are fully reserved.

BLUE CALYPSO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

7.   Notes Payable

The company had convertible subordinated notes payable issued to eleven entities/individuals.  The notes accrued simple interest at the rate of 8% per annum.  The principal amount of the notes, along with all accrued interest thereon was subject to automatic conversion upon the next financing transaction in which the Company sells shares of its capital stock to an outside vendor in an arm’s length transaction.  The principal balance of $1,475,000 (including notes payable to affiliate of $200,000) and accrued interest thereon of $90,088 as of August 31, 2011 were converted into 28,135,234 common shares as of September 1, 2011.

On September 1, 2011 and as part of the reverse merger, the Company issued convertible promissory notes (the “Promissory Notes”) to two accredited investors in a private placement transaction (the “Private Placement”) pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) in the aggregate principal amount of One Million Five Hundred Thousand Dollars ($1,500,000) and five-year warrants (the “Warrants”) to purchase up to 22,091,311 shares of the Company’s common stock at an exercise price of $0.10 per share. The notes are due December 1, 2011 and accrue no interest. The Promissory Notes are automatically convertible at $1 into One Million Five Hundred Thousand (1,500,000) shares of the Company’s Series A Convertible Preferred Stock (“Series A Preferred”) immediately upon the creation of the Series A Preferred by the Company. The Series A Preferred stock was approved October 17, 2011 and the notes were immediately converted. The Series A Preferred shares are initially convertible into shares of the Company’s common stock at a conversion price of $0.0679 per share. The conversion of preferred into common stock is limited to the extent that the beneficial owners own greater that 4.99% of the Company’s common stock.

8.  Stockholders’ Equity (Deficit)

Blue Calypso Holdings, Inc. is authorized to issue 685,000,000 shares of capital stock: 680,000,000 shares of common stock with voting rights at a par value of $.0001 and 5,000,000 shares of Series A Convertible Preferred Stock, also at $.0001 par value per share.  There were 125,295,526 shares of common stock issued and outstanding as of September 30, 2011. No shares of preferred stock were issued and outstanding as of September 30, 2011.  The Company did not make or declare any distributions to shareholders during the three and nine months ended September 30, 2011.

Long-Term Incentive Plan

The stockholders approved the Blue Calypso, Inc. 2011 Long-Term Incentive Plan (the “Plan”) on September 9, 2011.  The Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards which may be granted singly, in combination, or in tandem, and which may be paid in cash or shares of common stock.  Subject to certain adjustments, the maximum number of shares of common stock that may be delivered pursuant to awards under the Plan is 35,000,000 shares.

BLUE CALYPSO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

8.  Stockholders’ Equity (Deficit), continued

Stock Options

During the three months ended September 30, 2011 the Company granted options to purchase 2,420,000 shares of the Company’s common stock to non-employee board members and other consultants under the Plan.  The options vest pro rata quarterly over two years.  No options were granted to employees during the three months ended September 30, 2010.

The fair value for the Company’s options were estimated at the date of grant using the Black-Scholes option pricing model with the weighted average assumptions as noted in the following table.  The Black-Scholes option valuation model incorporate ranges of assumptions for inputs, and those ranges are disclosed below.  Expected volatilities are based on similar industry-sector indices.  The expected life of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate assumption is based on market yield on U.S. Treasury securities at 2-year constant maturity, quoted on investment basis determined at the date of grant.

Assumptions used for employee stock options:
Risk-free interest rate	0.25%
Stock price volatility	20% - 37%
Expected life	2 years

Using the valuation assumptions noted above, the Company estimated the value of stock options granted during the three months ended September 30, 2011 to be approximately $33,910.  The value of these options is being amortized to stock-based compensation expense quarterly over their two year vesting period. The stock-based compensation expense recorded during the three and nine months ended September 30, 2011 as well as the three and nine months ended September 30, 2010 were $0 respectively.

BLUE CALYPSO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

8.  Stockholders’ Equity (Deficit), continued

The following table summarizes the stock option activity as of September 30, 2011:

	Outstanding Options	Weighted Average Exercise Price
Balance, December 31, 2010	320,825	0.001
Granted	2,420,000	0.0679
Exercised	0	0
Cancelled	320,825	0.001
Balance, September 30, 2011	2,420,000	$0.0679
Exercisable at 9/30/2011	0	$0.0679

Non-vested at 9/30/2011	2,420,000	$0.0679

Restricted Stock

The restricted stock granted prior to the reverse merger transaction, have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger.

The following table summarizes the restricted stock activity for the period ended September 30, 2011:

Restricted shares issued as of December 31, 2010	6,737,322
Granted prior to Reverse Merger	2,566,599
Granted subsequent to Reverse Merger	320,825
Expired and forfeited	2,887,424
Converted as part of the Reverse Merger	6,416,497
Vested	80,207
Unvested restricted shares as of September 30, 2011	240,618

The unvested restricted shares will vest pro rata annually over three years from the date of grant.  The total deferred compensation expense of $21,784 will be recognized over the vesting period.  The share based compensation expense for the three and nine months ended September 30, 2011 was $5,446.  The share based compensation expense was $0 for the three and nine months ending Sep 30, 2010.

BLUE CALYPSO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

9.  Related Party Transactions

Aztec Systems, Inc. is an affiliate of the Company that provides administrative and technical support services to the Company.  The majority owner of Aztec Systems, Inc. is also the majority stockholder of the Company. The Company incurred management fees of $13,625 and $38,614, and software development fees of $127,820 and $298,160 relating to Aztec Systems for the three and nine months ended September 30, 2011, respectively. Management fees of $8,513 and $16,013, and software development fees of $128,793 and $245,824 were incurred during the three and nine months ended September 30, 2010.  The Company had accounts payable to Aztec Systems of $147,302 as of September 30, 2011.

10.  Subsequent Events

The Company evaluated events or transactions occurring after September 30, 2011, the balance sheet date, through November 11, 2011, the date the consolidated financial statements were available to be issued, and determined any events or transactions which could impact the consolidated financial statements as of and for the nine months ended September 30, 2011.

On October 17, 2011, the Company merged with and into Blue Calypso, Inc., a Delaware corporation a wholly-owned subsidiary, for the sole purpose of changing the state of incorporation from Nevada to Delaware. The Series A Convertible Preferred Stock became effective with the merger, and the promissory notes (See Note 6) automatically converted into 1,500,000 shares of Series A Convertible Preferred Stock.

ITEM 2.  PLAN OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following discussion and analysis of our financial condition and results of operations for the fiscal quarters ended September 30, 2011 and September 30, 2010 should be read in conjunction with “Selected Consolidated Financial Data” and our audited consolidated financial statements for the fiscal year ended December 31, 2010 and the notes to those statements filed as Exhibit 99.1 to our current report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2011. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” below and elsewhere in this Quarterly Report.

Unless the context requires otherwise, references in this Form 10-Q to the “Company,” “we,” “our” and “us” for periods prior to the closing of the reverse merger on September 1, 2011 refer to Blue Calypso Holdings, Inc., a privately held Texas corporation that is now our wholly-owned subsidiary, references to the “Company,” “we,” “our” and “us” for periods subsequent to the closing of the reverse merger on September 1, 2011 and before October 19, 2011, refer to Blue Calypso, Inc., a Nevada corporation, and its subsidiaries, and references to the “Company,” “we,” “our” and “us” for periods subsequent to October 19, 2011, refer to Blue Calypso, Inc., a Delaware corporation, and its subsidiaries.

Cautionary Statement Regarding Forward-Looking Statements

We caution that any forward-looking statements contained or incorporated by reference in this Form 10-Q or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Any such forward-looking statements are subject to risks and uncertainties, including, without limitation, those described under the caption “Risk Factors” under Item 1A of Part II of this Quarterly Report on Form 10-Q. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially and adversely affected, and the trading price of our common stock could decline. We do not undertake to publicly update or revise our forward-looking statements even if our future changes make it clear that any projected results expressed or implied therein will not be realized.

Listed below are just some of the factors that would impact our forward looking statements:

•                  our ability to raise additional capital;

•                  the absence of any operating history or revenue;

•                  our ability to attract and retain qualified personnel;

•                  market acceptance of our platform;

•                  our limited experience in a relatively new industry;

•                  regulatory and competitive developments;

•                  intense competition with larger companies;

•                  general economic conditions

•                  failure to adequately protect our intellectual property;

•                  technological obsolescence of our products and services;

•                  technical problems with our products and services; and

•                  loss or retirement of key executives.

Recent Events

Prior to September 1, 2011, we were a public shell company without material assets or liabilities.  On September 1, 2011, we entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with Blue Calypso Holdings, Inc., a privately held Texas corporation (“Blue Calypso”), and Blue Calypso Acquisition Corp., the Company’s newly-formed wholly-owned subsidiary (“Acquisition Sub”).  Upon the closing of the transaction contemplated under the Merger Agreement (the “Reverse Merger”), Acquisition Sub merged into and with Blue Calypso, and Blue Calypso, as the surviving corporation, became our wholly-owned subsidiary.  Pursuant to the terms and conditions of the Merger Agreement, (i) each share of Blue Calypso common stock issued and outstanding immediately prior to the closing of the Reverse Merger was exchanged for the right to receive 64.165 shares of our common stock.  Accordingly, an aggregate of one hundred million (100,000,000) shares of our common stock were issued to the holders of Blue Calypso’s common stock and the former security holders of Blue Calypso became our controlling stockholders.  As a result of the Reverse Merger, Blue Calypso became our wholly owned subsidiary, and we succeeded to the business of Blue Calypso as our sole line of business.  In connection with the Reverse Merger, our sole officer resigned and was replaced by designees of Blue Calypso.  In addition, in connection with the Reverse Merger, our sole director resigned and was replaced by designees of Blue Calypso.

For financial reporting purposes, Blue Calypso is considered the accounting acquirer in the Reverse Merger and the former public shell company is considered the acquired company. Accordingly, the historical financial statements presented and the discussion of financial condition and results of operations herein are those of Blue Calypso, and do not include the historical financial results of our former business. The accumulated earnings of Blue Calypso were also carried forward after the Reverse Merger for all periods presented. Operations reported for periods prior to the Reverse Merger are those of Blue Calypso.

Business Overview

We offer a patented digital marketing and advertising platform called Calyp (“klp”) through which participating advertisers promote branded content to our subscribers call Endorsers, who then syndicate the brand and offers throughout their social communities.

Current Status

We are a development stage company as defined by ASC 915 Development Stage Entities and are still devoting substantial efforts on establishing the business. Our principal operations have commenced but we have not generated any significant revenue thus far. All losses accumulated since inception, have been considered as part of our development stage activities.  The capital raised through the Reverse Merger and subsequent issuance of $1,500,000 convertible promissory notes is being used for general working capital purposes.

Critical Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements are stated in U.S. dollars and include the accounts of Blue Calypso Holdings, Inc. and its subsidiary Blue Calypso LLC, which is wholly owned. All intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include: the useful lives of intangible assets and the recoverability or impairment of tangible and intangible asset values; deferred revenues; legal and other contingencies that are recorded when it is probable that a loss has been incurred and the amount is reasonably estimable; and our effective income tax rate and the valuation allowance applied against deferred tax assets, which are based upon the expectations of future taxable income, allowable deductions, and projected tax credits. Actual results may differ from these estimates.

Revenue Recognition

We recognize revenue in accordance with ASC 605, “Revenue Recognition” when persuasive evidence of an arrangement exists, the fee is fixed or determinable, delivery of the product has occurred or services have been rendered and collectability is reasonably assured. Revenue includes fees received from customers for advertising and marketing services provided by us and is recognized as earned when brand loyalists personally endorse and share the advertising campaigns with others in their digital social stream.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash held in bank demand deposits. We consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Property and Equipment and Long-Lived Assets

Property and equipment consists of office equipment and is recorded at cost, less accumulated depreciation and amortization.  Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which for office equipment is three to five years. Expenditures for major renewals and betterments that extend the useful lives of the property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Intangible Assets

Software development costs are accounted for in accordance with ASC 350-40, “Intangibles — Goodwill and Other: Internal Use Software.” According to ASC 350-40, capitalization of costs related to a computer software project should begin when both of the following occur: (a) the preliminary project stage is complete; and (b) management, with relevant authority, implicitly or explicitly authorizes and commits to funding the project and it is probable that the project will be completed and the software will be used to perform the function intended. The costs capitalized include: fees paid to third parties for services provided to develop the software during the application development stage; payroll and payroll-related costs, such as costs of employee benefits for employees who are directly associated with and who devote time to the software project on activities that include coding and testing during the application development stage; and interest costs incurred while developing the software (in accordance with ASC 835-20). The costs are amortized using straight-line amortization over the estimated useful life of up to five years, once the software is ready for its intended use. The unamortized capitalized cost of the software is compared annually to the net realizable value. The amount by which the unamortized capitalized costs of the internal use software exceed the net realizable value of that asset is written off.

Impairment of Long-Lived Tangible Assets and Definite-Lived Intangible Assets

Long-lived tangible assets and definite lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Recoverability of assets held and used is generally measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by that asset. If it is determined that the carrying amount of an asset may not be recoverable, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Fair Value Measurements

We have adopted ASC Topic 820, “Fair Value Measurements and Disclosures,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.

Income Taxes

Income taxes are recorded in accordance with ASC 740, “Income Taxes.” Deferred income taxes are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. An allowance is provided when it is more likely than not that tax benefits will not be utilized.

Stock-Based Compensation

We grant stock options and restricted stock as compensation to employees, directors and consultants. Compensation expense is measured in accordance with FASB ASC 718 (formerly Statement of Financial Accounting Standards No. 123R), “Compensation — Stock Compensation.” Compensation expense is recognized over the requisite service period for awards of equity instruments based on the grant date fair value of those awards expected to ultimately vest. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from original estimates.

Concentrations of Credit Risk

Significant concentrations of credit risk may arise from our cash maintained in the bank. We maintain cash in quality financial institutions; however, at times, cash balances may exceed the federal deposit insurance limits.

Advertising and Marketing

Our advertising and marketing costs, which consist primarily of marketing and trade show costs, business development and printed promotional and sales presentation materials, are charged to expense when incurred.

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Net Loss.  For the three months ended September 30, 2011, the Company had a net loss of $621,271, as compared to a net loss of $115,879 for the three months ended September 30, 2010.  The increase in net loss was due primarily to an increase in expenses related to the continued development and expansion costs of the Company’s business since inception.

Revenue. Revenue for the three months ended September 30, 2011 was $1,665 as compared to no revenues for the same period in 2010.  The Company is a development stage company and has no significant revenue to date.

Cost of Revenue.  Cost of revenue is primarily payments to endorsers for promoting the advertiser content.  The

Company’s cost of revenue was $58,958 for the three months ended September 30, 2011 as compared to no costs for the same period in 2010.  The increase was due to Company-sponsored advertising activity intended to attract an endorser base.

Sales and Marketing. For the three months ended September 30, 2011, sales and marketing expenses were $198,164 as compared to $32,127 for the same period in 2010.  The increase was due primarily to increased advertising expenses, increased costs related to trade show attendance and increased costs related to additional sales and marketing staff.

General and Administrative.  For the three months ended September 30, 2011, general and administrative expense were $296,354 as compared to $73,494 for the three months ended September 30, 2010.  The increase was due primarily to legal and professional expenses related to the Reverse Merger and related private placement transaction and cost increases related to hiring additional administrative staff.

Other Operating Expenses. Other operating expenses increased from $10,250 for the three months ended September 30, 2010 to $16,115 for the same period in 2011.  The increase was primarily due to increased office supplies needed to support the increase in staff and activity of the Company.

Depreciation and Amortization. Depreciation and amortization expenses relate primarily to the amortization of capitalized software development.  The increase from $23 for the three months ended September 30, 2010 to $32,599 was due to the Company’s ongoing software development initiative and implementation of improvements and new services.

Interest Expense.  Interest expense was $20,746 for the three months ended September 30, 2011 as compared to no such expenses for the same period in 2010.  The increase was due to the issuance of convertible notes totaling $1,487,500.  These notes converted to common stock as part of the Reverse Merger and recapitalization.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Net Loss.  For the nine months ended September 30, 2011, the Company had a net loss of $1,031,470, as compared to a net loss of $203,843 for the nine months ended September 30, 2010.  The increase in net loss was due primarily to an increase in expenses related to the continued development and expansion costs of the Company’s business since inception.

Revenue. Revenue for the nine months ended September 30, 2011 was $7,701 as compared to no revenues for the same period in 2010.  The Company is a development stage company and has no significant revenue to date.

Cost of Revenue.  Cost of revenue is primarily payments to endorsers for promoting the advertiser content.  The Company’s cost of revenue was $71,094 for the nine months ended September 30, 2011 as compared to no costs for the same period in 2010.  The increase was due to Company-sponsored advertising activity intended to attract an endorser base.

Sales and Marketing. For the nine months ended September 30, 2011 sales and marketing expenses increased by $348,823 to $380,950 compared to the same period in 2010.  The increase was due primarily to increased advertising expenses, increased costs related to trade show attendance and increased costs related to additional sales and marketing staff.

General and Administrative.  For the nine months ended September 30, 2011, general and administrative expense were $412,181 as compared to $159,290 for the nine months ended September 30, 2010.  The increase was due primarily to legal and professional expenses related to the Reverse Merger and related private placement transaction and cost increases related to hiring additional administrative staff.

Other Operating Expenses. Other operating expenses increased from $12,418 for the nine months ended September 30, 2010 to $30,488 for the same period in 2011.  The increase was primarily due to increased office supplies needed to support the increase in staff and activity of the Company.

Depreciation and Amortization. Depreciation and amortization expenses relate primarily to the amortization of capitalized software development.  The increase from $23 for the nine months ended September 30, 2010 to $84,319 for the nine months ended September 30, 2011 is due to the Company’s ongoing software development initiative and implementation of improvements and new services related to the Company’s network.

Interest Expense.  Interest expense was $60,139 for the nine months ended September 30, 2011 compared to none for the same period in 2010.  The increase is due to issuance of convertible notes totaling $1,487,500.  These notes converted to common stock as part of the Reverse Merger and recapitalization

Cash Flows

Comparison of Three Months Ended September 30, 2011 and 2010

Cash used in operating activities during the three months ended September 30, 2011 was $651,394 compared to $345,774 for the three months ended September 30, 2010.  The change was due to $505,391 increased net loss, a $35,525 increase in cash used for prepaid expenses and other assets, a $166,924 increase in cash used to pay accounts payable and other accrued expenses and a $35,200 increase in accounts receivable.  This was partially offset by a $371,285 increase in accounts payable to affiliates, a $33,535 increase in cash received from deferred revenue and a $32,599 increase in depreciation and amortization.

Cash used in investing activities during the three months ended September 30, 2011 was $133,899 as compared to $162,997 for the nine months ended September 30, 2010.  We expect that cash used in investing activities will increase in the foreseeable future as we hire more people and expand and enhance our service offerings.

During the three months ended September 30, 2011, cash provided by financing was $1,590,088 as compared to $496,979 for the same period in 2010.  The increase was due to the issuance of additional convertible notes to fund our activities.

Comparison of Nine Months Ended September 30, 2011 and 2010

Cash used in operating activities during the nine months ended September 30, 2011 was $1,032,908 as compared to $63,903 for the nine months ended September 30, 2010.  The change was due to an $827,626 increased net loss, a $97,888 increase in cash used for prepaid expenses and other assets and a $145,612 increase in cash used to pay accounts payable.

Cash used in investing activities during the nine months ended September 30, 2011 was $212,385, as compared to $280,050 for the nine months ended September 30, 2010.  We expect that cash used in investing activities will increase in the foreseeable future as we hire more people and expand our website service offerings.

During the nine  months ended September 30, 2011, cash provided by financing was $2,190,098, as compared to $497,979 for the same period in 2010.  The increase was due to the issuance of additional convertible notes to fund our activities.

Liquidity and Capital Resources

We are a development stage company and have incurred cumulative losses of $1,444,158 since beginning operations on September 11, 2009.  At September 30, 2011, we had a cash balance of $1,058,316, and working capital of $971,071.  On October 17, 2011, $1,500,000 of our convertible promissory notes converted into 1,500,000 shares of our Series A Convertible Preferred Stock.  Funding for our operations has been primarily dependent upon the proceeds from the issuance of debt and equity securities.

As a development stage company, we have been and continue to be dependent upon outside sources of cash to pay operating expenses.  We have had only nominal revenue and we expect operating losses to continue through the foreseeable future.  Until we develop a consistent source of revenue to achieve a profitable level of operations that generates sufficient cash flow, we will need additional capital resources to fund growth and operations.  We expect to continue to raise capital through equity and/or debt offerings. However, there can be no assurance that we will be able to raise equity or debt capital on terms we consider reasonable and prudent, or at all.   The availability of capital to us may be subject to the volatility in the financial markets, our future financial condition and credit rating, and whether sufficient assets are available to be used as debt collateral in connection with any future debt financing, among other factors.  Future financings through equity investments are likely to be dilutive to the existing stockholders. Also, the terms of securities we issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other derivative securities, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely impact our financial condition.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

ITEM 4.  CONTROLS AND PROCEDURES.

(a)              Evaluation of Disclosure Controls and Procedures. As indicated in the certifications in Exhibit 31 of this report, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011.  Based on that evaluation, we have concluded that due to the small size of the Company, we are unable to sufficiently segregate conflicting duties and, as of September 30, 2011, our disclosure controls and procedures were not effective, due to our inability to sufficiently segregate conflicting duties, to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the officers, to allow timely decisions regarding required disclosure. As additional resources and personnel become available we will implement appropriate procedures and segregation of duties to mitigate any material weaknesses.

Based upon this assessment, our CEO and CFO concluded that, as of September 30, 2011, there existed a material weakness in our processes, procedures and controls related to the preparation of our quarterly financial statements.  We have concluded that our internal control over financial reporting was not effective as of September 30, 2011. Due to this material weakness, in preparing our quarterly financial statements, we performed compensating additional procedures designed to ensure that such financial statements were fairly presented in all material respects in accordance with generally accepted accounting principles.

(b)           Changes in Internal Control over Financial Reporting.  There were no changes in our system of internal controls over financial reporting during the period covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

Investing in our common stock involves a high degree of risk. Before investing in our common stock, you should carefully consider the risks described below and the financial and other information included in this prospectus. If any of the following risks, or any other risks not described below, actually occur, it is likely that our business, financial condition, and/or operating results could be materially adversely affected. In such case, the trading price and market value of our common stock could decline and you may lose part or all of your investment in our common stock. The risks and uncertainties described below include forward-looking statements and our actual results may differ from those discussed in these forward-looking statements.

Risks Relating to our Business

We have a history of losses which may continue, which may negatively impact our ability to achieve our business objectives.

We incurred net losses of $1,031,470 and $1,444,158 for the nine months ended September 30, 2011 and the period from September 11, 2009 to September 30, 2011, respectively. As of September 30, 2011, we had a stockholders’ equity of $143,967. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise in the relatively new and volatile market for product marketing and branding through social media communities. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue model. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have a limited operating history. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We have nominal revenues from operations and limited assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

We may need additional capital to fund our operations.

We believe that we will require additional capital to fund the anticipated expansion of our business and to pursue targeted revenue opportunities. We cannot assure you that we will be able to raise additional capital. If we are able to raise additional capital, we do not know what the terms of any such capital would be. In addition, any future sale of our equity securities would dilute the ownership and control of our current stockholders and could be at prices substantially below prices at which our shares currently trade.  Our inability to raise capital could require us to significantly curtail or terminate our operations.

Our failure to manage growth effectively could impair our business.

Our business strategy envisions a period of rapid growth that may put a strain on our administrative, operational resources and funding requirements. Our ability to effectively manage growth will require us to continue to expand the capabilities of our operational and management systems and to attract, train, manage and retain qualified personnel. There can be no assurance that we will be able to do so, particularly if losses continue and we are unable to obtain sufficient financing. If we are unable to successfully manage growth, our business, prospects, financial condition, and results of operations could be adversely affected.

The markets that we are targeting for revenue opportunities may change before we can access them.

The markets for traditional Internet and mobile web products and services that we are targeting for revenue opportunities are changing rapidly and are being pursued by many other companies, and the barriers to entry are relatively low. We cannot provide assurance that we will be able to realize our targeted revenue opportunities before they change or before other companies dominate the market. With the introduction of new technologies and the influx of new entrants to the market, we expect competition to persist and intensify in the future, which could harm our ability to increase sales, limit client attrition and maintain our prices.

We operate within a highly competitive and complex market, which could have an adverse effect on our business.

Product advertising, marketing, awareness and branding through social media sites is an extremely competitive and fragmented industry. The industry can be significantly affected by many factors, including changes in local, regional, and national economic conditions, changes in consumer preferences, brand name recognition, marketing and the development of new and competing products or new social media companies. We expect that existing businesses that compete with us and have greater financial resources than us will be able to undertake more extensive marketing campaigns and more aggressive advertising strategies than us, thereby generating more attention to their companies. These competitive pressures could have a material adverse effect on our business, prospects, financial condition, and results of operations.

Future competitive technology for advertising, branding and awareness campaigns in the mobile device market may render our technology obsolete.

Newer technology may render our technology obsolete which would have a material adverse effect on our business and results of operations. In addition, in order to adapt to new technology, we may be required to collaborate with third parties to develop and deploy our services, and we may not be able to do so on a timely and cost-effective basis, if at all.

We may not be able to adequately protect our proprietary rights, which would have an adverse effect on our ability to competitively conduct our business.

We rely on our proprietary rights to deliver our platform. To protect our proprietary rights, we rely on a combination of patent and trade secret laws, confidentiality agreements, and protective contractual provisions. Despite these efforts, our patents and intellectual property relating to our business may not provide us with adequate protection of our platform or any competitive advantages.

Our issued patent may be subject to challenge and possibly invalidated by third parties. Changes in either the patent laws or in the interpretations of patent laws in the United States or other countries may diminish the value of our intellectual property.

We own three patent applications in the United States. We cannot assure that these patent applications will be issued, in whole or in part, as patents. Patent applications in the United States are maintained in secrecy until the patents are published or issued. Since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, we cannot be certain that we are the first creator of the inventions covered by pending patent applications.

The status of patents involves complex legal and factual questions and the breadth of claims allowed is uncertain. Accordingly, we cannot be certain that the patent applications that we file will actually afford protection against competitors with similar technology. Others may independently develop similar or alternative products and technologies that may be outside the scope of our intellectual property. In addition, patents issued to us may be infringed upon or designed around by others and others may obtain blocking patents that we need to license or design around, either of which would increase costs and may adversely affect our operations.

Further, effective protection of intellectual property rights may be unavailable or limited in some foreign countries. Our inability to adequately protect our proprietary rights would have an adverse impact on our ability to competitively market our platform on a world-wide basis.

We also rely on trade secrets law to protect our technology. Trade secrets, however, are difficult to protect. While we believe that we use reasonable efforts to protect our trade secrets, our own or our strategic partners’ employees, consultants, contractors or advisors may unintentionally or willfully disclose our information to competitors. We seek to protect this information, in part, through the use of non-disclosure and confidentiality agreements with employees, consultants, advisors, and others. These agreements may be breached, and we may not have adequate remedies for a breach. In addition, we cannot ensure that those agreements will provide adequate protection for our trade secrets, know-how or other proprietary information or prevent their unauthorized use or disclosure.

If our trade secrets become known to competitors with greater experience and financial resources, the competitors may copy or use our trade secrets and other proprietary information in the advancement of their products, methods or technologies. If we were to prosecute a claim that a third party had illegally obtained and was using our trade secrets, it could be expensive and time consuming and the outcome could be unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets than courts in the United States. Moreover, if our competitors independently develop equivalent knowledge, we would lack any contractual claim to this information, and our business could be harmed.

To the extent that consultants and key employees apply technological information independently developed by them or by others to our potential products, disputes may arise as to the proprietary rights of the information, which may not be resolved in our favor. Consultants and key employees that work with our confidential and proprietary technologies are required to assign all intellectual property rights in their discoveries to us. However, these consultants and key employees may terminate their relationship with us, and we cannot preclude them indefinitely from dealing with our competitors.

We could become involved in intellectual property disputes that create a drain on our resources and could ultimately impair our assets.

We do not knowingly infringe on patents, copyrights or other intellectual property rights owned by other parties; however, in the event of an infringement claim, we may be required to spend a significant amount of money to defend a claim, develop a noninfringing alternative or to obtain licenses. We may not be successful in developing such an alternative or obtaining licenses on reasonable terms, if at all. Any litigation, even if without merit, could result in substantial costs and diversion of our resources and could materially and adversely affect our business and operating results.

Third-party intellectual property rights in our field are complicated and continuously evolving. We have not performed searches for third-party intellectual property rights that may raise freedom-to-operate issues, and we have not obtained legal opinions regarding commercialization of our potential products. As such, there may be existing patents that may affect our ability to commercialize our potential products.

In addition, because patent applications are published up to 18 months after their filing, and because applications can take several years to issue, there may be currently pending third-party patent applications that are unknown to us, which may later result in issued patents that result in challenges to our use of intellectual property.

If a third-party claims that we infringe on its patents or other proprietary rights, we could face a number of issues that could seriously harm our competitive position, including:

•                  infringement claims, with or without merit, which can be costly and time consuming to litigate, delay any regulatory approval process and divert management’s attention from our core business strategy;

•                  substantial damages for past infringement, which we may have to pay if a court determines that our products or technologies infringe upon a competitor’s patent or other proprietary rights; and

•                  a court order prohibiting us from commercializing our potential products or technologies unless the holder licenses the patent or other proprietary rights to us, which such holder is not required to do.

Our dependence on the continued growth in the use of the web and mobile smartphone networking could adversely affect our results of operations.

Our business depends on consumers continuing to increase their use of the mobile smartphone for social networking, to obtain product content, reward type offers as well as for conducting commercial transactions. The rapid growth and use of the smartphone as an information conduit is a relatively recent phenomenon. As a result, the acceptance and use of smartphones may not continue to develop at historical rates. Mobile web usage may be inhibited for a number of reasons, such as inadequate network infrastructure, security concerns, inconsistent quality of service and availability of cost-effective, high-speed service or smart mobile devices.

If mobile web usage grows, the mobile Internet infrastructure may not be able to support the demands placed on it by this growth or its performance and reliability may decline. In addition, websites and mobile networks have experienced interruptions in their service as a result of outages and other delays occurring throughout the Internet and mobile network infrastructure. If these outages and delays occur frequently in the future, web usage, as well as usage of our website, could grow more slowly or decline, which could adversely affect our results of operations.

If we are unable to establish and maintain strategic relationships with advertisers or are unable to attract users to endorse the advertisers’ products, our business could be adversely affected.

We depend on establishing and maintaining relationships with advertisers and matching users with advertisers’ products for a significant portion of our traffic. Our mobile advertising platform matches advertisers with their target customers through a union of mobile devices and social media psychology. To initiate an advertising campaign on our platform, an advertiser requests to be matched with a group of our subscribers that meet their target demographic and interest criteria. Consumers’ tastes may change and it may become difficult to match advertisers’ products with consumer tastes. In addition, we may not be able to establish or maintain relationships with advertisers.

Currently, we have only a small number of paying advertisers. We are continuing to evaluate our pricing strategies and value proposition to both the advertiser and endorser communities. As such, we are very early in creation of brand awareness and name recognition. Due to these factors as well as current and future competition from startups as well as large existing social media, search, or other well-known brands, we cannot guarantee that we will be successful in growing our business. In addition, while we have conducted hundreds of limited launch programs to date, it is not certain that people will be willing to participate as endorsers due to their perception of our offering being spam, annoying or lacking value to themselves or their social circles for which our platform is intended.

Difficulty accommodating increases in the number of users of our services and Internet service problems outside of our control ultimately could result in the reduction of users.

Our website must accommodate a high volume of traffic and deliver frequently updated information. Our website may in the future experience slower response times or other problems for a variety of reasons. In addition, our website could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information. In addition, our users depend on Internet service providers, online service providers and other website operators for access to our website. Each of them has experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems.

Information technology, network and data security risks could harm our business.

Our business faces security risks. Our failure to adequately address these risks could have an adverse effect on our business and reputation. Computer viruses, break-ins, or other security problems could lead to misappropriation of proprietary information and interruptions, delays, or cessation in service to our customers.

If we do not develop new and enhanced services and features, we may not be able to attract and retain a sufficient number of users.

We believe that our website will be more attractive to advertisers if we develop a larger audience comprised of demographically favorable subscribers. Accordingly, we intend to introduce additional or enhanced services in the future in order to retain current users and attract new users. If we introduce a service that is not favorably received, the current users may not continue using our service as frequently. New users could also choose a competitive service over ours.

We may also experience difficulties that could delay or prevent us from introducing new services. Furthermore, these services may contain errors that are discovered after the services are introduced. We may need to significantly modify the design of these services on our website to correct these errors. Our business could be adversely affected if it experiences difficulties in introducing new services or if users do not accept these new services.

Risks Relating to Our Common Stock

We are subject to the reporting requirements of federal securities laws, which can be expensive and may divert resources from other projects, impairing our ability to grow.

We are subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended, and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the Securities and Exchange Commission and furnishing audited reports to stockholders will cause our expenses to be higher than they would be if we remained privately held. In addition, we will incur substantial expenses in connection with the preparation of the registration statement of which this prospectus forms a part.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act of 2002. We will need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act of 2002, then we may not be able to obtain the independent accountant certifications required by such Act, which may preclude us from keeping our filings with the Securities and Exchange Commission current and interfere with the ability of investors to trade our securities and for our shares to continue to be quoted on the OTC Bulletin Board or to list on any national securities exchange.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. We have not performed an in-depth analysis to determine if historical un-discovered failures of internal controls exist, and may in the future discover areas of our internal control that need improvement.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act of 2002 and rules implemented by the Securities and Exchange Commission have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs in 2011 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

Because we became public by means of a reverse merger, we may not be able to attract the attention of major brokerage firms.

There may be risks associated with us becoming public through a “reverse merger” with a shell company. Although the shell company did not have recent or past operations or assets and we performed a due diligence review of the shell company, there can be no assurance that we will not be exposed to undisclosed liabilities resulting from the prior operations of the shell company. Securities analysts of major brokerage firms and securities institutions may also not provide coverage of us because there were no broker-dealers who sold our stock in a public offering that would be incentivized to follow or recommend the purchase of our common stock. The absence of such research coverage could limit investor interest in our common stock, resulting in decreased liquidity. No assurance can be given that established brokerage firms will, in the future, want to cover our securities or conduct any secondary offerings or other financings on our behalf.

Our stock price may be volatile.

The market price of our common stock is highly volatile and subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

•                  changes in our industry;

•                  competitive pricing pressures;

•                  our ability to obtain working capital financing;

•                  quarterly variations in our results of operations;

•                  changes in estimates of our financial results;

•                  investors’ general perception of us;

•                  disruption to our operations;

•                  the emergence of new sales channels in which we are unable to compete effectively;

•                  commencement of, or our involvement in, litigation;

•                  any major change in our board or management; and

•                  changes in governmental regulations or in the status of our regulatory approvals.

In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

Our shares of common stock are very thinly traded, and the price may not reflect our value and there can be no assurance that there will be an active market for our shares of common stock either now or in the future.

Our shares of common stock are very thinly traded, only a small percentage of our common stock is available to be traded and is held by a small number of holders and the price, if traded, may not reflect our actual or perceived value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. The market liquidity will be dependent on the perception of our operating business, among other things. We intend to take certain steps, including utilizing investor awareness campaigns, press releases, road shows and conferences to increase awareness of our business and any steps that we might take to bring us to the awareness of investors may require we compensate consultants with cash and/or stock. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business and trading may be at an inflated price relative to the performance of our company due to, among other things, availability of sellers of our shares. If a market should develop, the price may be highly volatile. Because there may be a low price for our shares of common stock, many brokerage firms or clearing firms may not be willing to effect transactions in the securities or accept our shares for deposit in an account. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of low priced shares of common stock as collateral for any loans.

There is currently no liquid trading market for our common stock and we cannot ensure that one will ever develop or be sustained.

To date there has been no liquid trading market for our common stock. We cannot predict how liquid the market for our common stock might become. We anticipate having our common stock continue to be quoted for trading on the OTC Bulletin Board, however, we cannot be sure that such quotations will continue. As soon as is practicable, we anticipate applying for listing of our common stock on either the NYSE, Amex, The Nasdaq Capital Market or other national securities exchange, assuming that we can satisfy the initial listing standards for such exchange. We currently do not satisfy the initial listing standards, and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange. Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing and remain listed on the OTC Bulletin Board or suspended from the OTC Bulletin Board, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

Furthermore, for companies whose securities are traded in the OTC Bulletin Board, it is more difficult to obtain accurate quotations, to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and to obtain needed capital.

Our common stock is a “penny stock,” which makes it more difficult for our investors to sell their shares.

Our common stock is subject to the “penny stock” rules adopted under Section 15(g) of the Securities Exchange Act of 1934, as amended. The penny stock rules generally apply to companies whose common stock is not listed on The NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, including the shares covered by this prospectus, or upon the expiration of any statutory holding period under Rule 144, it could create a circumstance commonly referred to as an “overhang,” in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

We may apply the proceeds of the September 1, 2011 private placement to uses that ultimately do not improve our operating results or increase the value of your investment.

We intend to use the net proceeds from our September 1, 2011 private placement for general working capital purposes. We expect to spend these funds on additional employees and marketing programs to attract advertisers and endorsers to the platform and additional software development. However, our management has broad discretion in how we use these proceeds. These proceeds could be applied in ways that do not ultimately improve our operating results or otherwise increase the value of an investment in our common stock.

Because our directors and executive officers are among our largest stockholders, they can exert significant control over our business and affairs and have actual or potential interests that may depart from those of our other stockholders.

Our directors and executive officers own or control a significant percentage of our common stock. Additionally, the holdings of our directors and executive officers may increase in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted or if they otherwise acquire additional shares of our common stock. As of October 25, 2011, Andrew Levi, Paul Jarvie, J. Andrew Kerner, Richard Fennessy and James Rose beneficially own approximately 57% of the outstanding shares of our common stock. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons will have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

•                  to elect or defeat the election of our directors;

•                  to amend or prevent amendment of our certificate of incorporation or bylaws;

•                  to effect or prevent a merger, sale of assets or other corporate transaction; and

•                  to control the outcome of any other matter submitted to our stockholders for vote.

In addition, such persons’ stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit Number	Description
2.1

Agreement and Plan of Merger and Reorganization, dated as of September 1, 2011, by and among Blue Calypso, Inc., Blue Calypso Acquisition Corp., and Blue Calypso Holdings, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2011)

2.2

Agreement and Plan of Merger, dated September 9, 2011, by and between Blue Calypso, Inc., a Nevada corporation, and Blue Calypso, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2011)

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to JJ&R Ventures, Inc.’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 7, 2007)
3.2

Articles of Merger Changing the Name of the Company to Blue Calypso, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2011)

3.3	Bylaws (incorporated by reference to Exhibit 3.2 to JJ&R Ventures, Inc.’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 7, 2007)
3.4

Certificate of Incorporation of Blue Calypso, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2011)

3.5

Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2011)

3.6

Bylaws of Blue Calypso, Inc., a Delaware corporation, adopted September 9, 2011 (incorporated by reference to Exhibit 3.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2011)

10.1	2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2011)
10.2	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2011)
10.3	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2011)
10.4	Form Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2011)
10.5

Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated as of September 1, 2011 (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2011)

Exhibit Number	Description
10.6

Stock Purchase Agreement, by and between Blue Calypso, Inc. and Deborah Flores, dated as of September 1, 2011 (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2011)

10.7

Securities Purchase Agreement, dated as of September 1, 2011, by and among Blue Calypso, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2011)

10.8	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2011)
10.9

Registration Rights Agreement, dated as of September 1, 2011, by and among Blue Calypso, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2011)

10.10	Form of Warrant (incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2011)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1

The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity and (iv) Consolidated Statements of Cash Flows

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE CALYPSO, INC.

Date:	11/14/2011	By:	/s/ James R. Craig
		Name:	James R. Craig
		Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
2.1

Agreement and Plan of Merger and Reorganization, dated as of September 1, 2011, by and among Blue Calypso, Inc., Blue Calypso Acquisition Corp., and Blue Calypso Holdings, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2011)

2.2

Agreement and Plan of Merger, dated September 9, 2011, by and between Blue Calypso, Inc., a Nevada corporation, and Blue Calypso, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2011)

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to JJ&R Ventures, Inc.’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 7, 2007)
3.2

Articles of Merger Changing the Name of the Company to Blue Calypso, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2011)

3.3	Bylaws (incorporated by reference to Exhibit 3.2 to JJ&R Ventures, Inc.’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on June 7, 2007)
3.4

Certificate of Incorporation of Blue Calypso, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2011)

3.5

Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2011)

3.6

Bylaws of Blue Calypso, Inc., a Delaware corporation, adopted September 9, 2011 (incorporated by reference to Exhibit 3.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2011)

10.1	2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2011)
10.2	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2011)
10.3	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2011)
10.4	Form Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2011)
10.5

Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated as of September 1, 2011 (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2011)

10.6

Stock Purchase Agreement, by and between Blue Calypso, Inc. and Deborah Flores, dated as of September 1, 2011 (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2011)

10.7

Securities Purchase Agreement, dated as of September 1, 2011, by and among Blue Calypso, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2011)

10.8	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2011)
10.9

Registration Rights Agreement, dated as of September 1, 2011, by and among Blue Calypso, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2011)

10.10	Form of Warrant (incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2011)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1

The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity and (iv) Consolidated Statements of Cash Flows