Form 10-K
period 2011-12-31
BLUE CALYPSO, INC.
filed 2012-04-16
CIK 1399587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File No. 333-143570

BLUE CALYPSO, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-8610073
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

19111 North Dallas Parkway, Suite 200 Dallas, TX	75287
(Address of Principal Executive Offices)	(Zip Code)

(972) 695-4776

(Registrant’s Telephone Number, Including Area Code)

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	OTC Bulletin Board

Securities Registered pursuant to Section 12(g) of the Exchange Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Note — checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Our common stock is traded on the over-the-counter bulletin board market (OTCBB) under the trading symbol “BCYP.”  Trading of our common stock is very limited.  Subject to the small trading activity, our common stock was valued at $1.01 per share as of March 30, 2012.  The market valuation based on $1.01 per share was $128.1 million.  Since our common stock has such insignificant trading activity, we believe that the traditional valuation method (price per share times shares outstanding) is not an accurate methodology for determining the aggregate value of BCYP.

Note. — If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDING DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐ No ☒

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of December 31, 2011
Common Stock	126,845,640

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

PART I

ITEM 1.  BUSINESS.

We were incorporated as a Nevada corporation on March 2, 2007 under the name JJ&R Ventures, Inc. for the purpose of developing and marketing an educational book series, consisting of books, presentations and flash cards focusing on healthy nutrition for children. On or about July 2011, we were presented with a business opportunity by the management of Blue Calypso Holdings, Inc., a privately held Texas corporation, that upon evaluation, was determined to be more desirable than our previous business plan. As a result, we suspended our efforts in relation to our original business plan and entered into negotiations with Blue Calypso Holdings, Inc. to consummate a reverse merger transaction.

In contemplation of a possible transaction with Blue Calypso Holdings, Inc., we changed our name from “JJ&R Ventures, Inc.” to “Blue Calypso, Inc.” on July 21, 2011 and completed a three and four tenths (3.4) for one (1) forward stock split of our common stock.

On September 1, 2011, in order to effectuate the reverse merger transaction, Blue Calypso Acquisition Corp., a wholly-owned subsidiary of ours, merged with and into Blue Calypso Holdings, Inc., with Blue Calypso Holdings, Inc. being the surviving corporation and becoming our wholly-owned subsidiary. In connection with this merger, we discontinued all of our prior operations and assumed the business of Blue Calypso Holdings, Inc. as our sole line of business.

Immediately following the closing of the reverse merger, we transferred all of our pre-merger assets and liabilities to JJ&R Ventures Holdings, Inc., a wholly-owned subsidiary, and transferred all of the outstanding stock of JJ&R Ventures Holdings, Inc. to Deborah Flores, our then majority stockholder and our former president, secretary, treasurer and sole director, in exchange for the cancellation of 51,000,000 shares of our common stock then owned by Ms. Flores.

On October 17, 2011, we merged with and into Blue Calypso, Inc., a Delaware corporation and wholly-owned subsidiary, for the sole purpose of changing our state of incorporation from Nevada to Delaware.

Blue Calypso Holdings, Inc. was incorporated as a Texas corporation in February 2010 as a holding company to hold a 100% single member ownership interest in Blue Calypso, LLC, a Texas limited liability company, which was formed on September 11, 2009.  Blue Calypso Holdings, Inc. developed a patented social mobile endorsement and brand loyalty platform through which brand loyalists (social media “fans and followers” and existing customers) are able and incentivized to become active digital brand “evangelists,” personally endorsing and sharing messages from advertisers.  Blue Calypso Holdings (Texas Corporation) merged into Blue Calypso, Inc. (Delaware Corporation) on December 17, 2011.

The description of our business presented below is that of our current business and all discussion of periods prior to the reverse merger transaction describe the business of Blue Calypso Holdings, Inc.

The Company

Through our platform, participating consumers can use the mobile and social technologies they regularly use for digital communications to endorse our participating advertisers’ brands, offerings or causes.  These consumer “endorsers” deliver advertiser-created content to their friends and followers and are rewarded for promoting participating advertisers’ brands with cash and reward perks.  The content that is delivered through our platform can be targeted to different recipients based on specific conditions, such as geo-location, day-of-week, time-of-day, and even weather conditions.  Endorsers also have the ability of adding their own personal comments, pictures and videos which act to reinforce and personalize their endorsement of the brand offer or promotion.

Over the last five years, the world has seen social media, mobile technologies and digital advertising evolve dramatically and actually converge.  Through this technological evolution, a sociological shift has occurred in how influential digital media can be when promoted within one’s social circles, “friend-to-friend.”  We believe that people will actively endorse products with which they have a strong emotional connection or brand loyalty.  When they do, these endorsements reach groups of like-minded individuals, as we believe that people generally associate with others of like mind.  Applications such as Facebook, Twitter, Google+, FourSquare, Groupon, Living Social, Yelp and various blogs incorporate and build on this common idea.  Our platform goes a step further, leveraging mobile and social technologies and rewarding the endorsers for their loyalty and performance.  We believe that we have created a platform that solves advertisers’ desire for targeted and personal messaging as well as mobile subscribers’ desire for content relevance in advertising.

Through mobile and social media, everyone has their own unique and significant audience.  According to Facebook, the average user has 130 friends; Twitter states the average user has 300 followers; and we believe that on average an individual has 25 unique frequent contacts they communicate with weekly via text messages or mobile calls. Active participation in LinkedIn, Google+, Tumblr and/or a personal blog can further extend one’s direct social reach significantly. With our platform, advertiser content is not bound by any single app, social media community, website, carrier or device. Once the message is shared by an endorser, it can be accessed via texts, Twitter “tweets” or LinkedIn or Facebook “posts.” As a result, our individual endorsers have the capability to immediately reach hundreds or even thousands of people through their direct personal and digital social relationships.

Through our platform, advertisers can target subscribers based on their demographics and/or interest attributes.  This ensures that the brands and offers that are presented to the subscriber are meaningful and interesting to them.  The endorsers are able to choose to endorse those brands or offers directly from their mobile application, Calyp (pronounced ‘klip’), and subsequently share their endorsement within their social circles.  Endorsers can choose to post their endorsement on their personal social media sites, such as Facebook, LinkedIn and Twitter, or send an SMS/text message directly to someone in their mobile contact list.  In essence, each endorser becomes a “micro-publisher” for their content — a syndication approach that is dramatically different from the broadcast or “interrupt-marketing” nature of traditional advertising models.  Each advertiser establishes a campaign budget, and as endorsers share the advertiser content, the advertiser account is reduced based on a rate schedule.  Endorsers in turn earn cash, which is loaded on a personal reloadable branded Visa Debit card semi-monthly. In addition to cash incentive rewards, advertisers introduce exclusive VIP Perks, which can be graduated based on the endorser’s status level (Preferred, Gold, Platinum or Elite).  Our business model is based on the spread between the performance-based fees paid by the advertiser and the incentives paid to the endorser. We may also earn redemption incentives from advertisers when a purchase is made via an endorsement. An example of this would be a record label advertising an artist’s new CD with a “Buy Now” link to Apple’s iTunes or Amazon.com.

Our proprietary ad-rendering and delivery engine gives advertisers the ability to serve multiple creative display ads within the same campaign, targeting such specific conditions as geo-location, day-of-week, time-of-day, and even weather conditions. Our technology identifies the recipient’s circumstance upon campaign view and delivers the right message. We believe that our ability to implement targeted advertisements, including point-of-sale, geo-location specific offers, and metered mobile coupon redemptions, extends the capability of our platform beyond current digital or mobile advertising.

As a by-product of campaign delivery and recipient interaction, we offer analytics and business intelligence capabilities, which provide advertisers the ability to see how campaigns are delivered, where they are getting the most traction, and which are seeing the most activity. The platform also allows advertisers to assess the response to their messages in real-time and adjust their campaigns based on performance. For example, advertisers can launch multiple campaigns and monitor their analytics to see which content is getting a more viral response and igniting the most conversation.

The Blue Calypso platform is comprised of two primary components.  The Blue Calypso Network, or back-end, includes the data warehouse of ad and related content, the ad rendering engine, endorser portal, brand portal, agency portal, administrative portal, and web services and communications clusters responsible for receipt and transmission of data and content.  The second component is the mobile platform, installed on endorser smartphone devices or accessed via an endorser web portal, www.calyp.com, and called Calyp (pronounce “klip”).  The Calyp mobile application and website are the portals for endorsers to enter the community, initiate endorsements and interact with other endorsers.  Endorsers can modify their interest categories to filter advertisements and track any rewards programs and other contests.  Together, the Blue Calypso Network and Calyp mobile and web portal applications form our “system” and create smooth interaction and data flow between the endorser community, brand advertisers, and us.  Our system is in its third generation (launched mid-March 2012), and we plan to release updated versions of all components of the system in the future as we integrate to more social media communities and add additional advertiser and endorser features.

Market Opportunity

The global wireless industry continues to experience explosive growth, with consumers embracing mobile technologies like never before as new services, capabilities and cost efficiencies drive global adoption. Infonetics Research estimates global mobile phone subscribers will grow to $6.4 billion by 2015.

According to Cellular Telecommunications Industry Association (CTIA), in June 2011, there were 322.9 million mobile subscribers in the United States, representing 102.4% of the United States population. The Cellular Telecommunications Industry Association reports that in June 2011 there were 278.3 million data-capable devices, including 95.8 million smart phones or wireless-enabled personal digital assistants and 15.21 million wireless-enabled laptops, notebooks, tablets or wireless broadband modems in the hands of consumers in the U.S.  We believe that we are just at the beginning of a new wireless era where smart phones will become the standard device consumers use to connect to friends, the Internet and the world at large.

A recent MarketingSherpa Social Marketing Benchmark survey, published in the February 2012 edition of CFO Magazine indicates that social media advertising will increase for 65% of the survey respondents, while decreasing for only 2% of the respondents.  Forrester Research, Inc. forecasts mobile marketing to grow at a compound annual growth rate of 38%, reaching $8.2 billion in 2016.  Mobile marketing is forecast to be the fastest growing interactive marketing segment.

We believe that as advertisers adapt to the changing media and content distribution landscape, they will place an increasing priority on the next frontier, mobile advertising, while leveraging social media communities and properties.  We believe that historical advertising media such as print, television and radio, and even Internet banner ads, are beginning to shift to mobile platforms and generally explore alternatives to traditional advertising techniques.  Mobile platforms enable advertisers to put relevant messages out to a more highly targeted buyer community, while encouraging branded and personal content syndication.  In addition, mobile devices have become a ubiquitous extension of many target buyers and a critical part of the lifestyle of most generations.

Wireless operators are only now beginning to explore ways to introduce mobile advertising to their customers.  We believe this is in part because they have a trusted relationship with their customers that they do not want to be seen as violating.  We therefore believe that wireless operators will prefer to deliver marketing messages that are relevant to individual recipients, so that such marketing messages will not be perceived as spam.  Carriers and brands are trying a variety of approaches to figure out what works best in the space, and innovation has been a key driver of growth.  Recent telecommunications and application development efforts have focused on improving network data speeds and capacity, creating more usable interfaces for mobile devices, significantly expanding the range of usable content types and exploiting the unique attributes of mobile (e.g. location-based services).  Interesting developments on the horizon for advertisers include interactive video advertising (introduced last year by AdMob) and making greater use of smart phone features such as the accelerometer and camera, for augmented reality ads, providing additional media formats for use within our platform.

We believe that one of the most attractive characteristics of mobile consumers for advertisers is the opportunity for more accurate content targeting. Typical parameters include carrier, device type and mobile channel, with the possibility to add geo-location, behavioral, demographic and interest-based information (the latter two generally require user opt in) infused with user purchase history.  We believe that peer-to-peer or “friend-to-friend” advertising (also known as word-of-mouth advertising) is the most powerful and effective form of advertising.

Mobile marketing has the ability to connect brands with users on an intimate one-to-one basis, providing customers with relevant information that is important to them. While the sector is still in its infancy, we believe that brands, operators, advertising executives, content publishers and technology enablers have high expectations regarding the potential of the mobile advertising market.  We believe that our platform offers an effective tool for advertisers seeking to enter or expand their advertising presence in the mobile market, target specific customers with selected messages, and capitalize on the power of peer recommendation.  We believe that any consumer product, retail or audience-based entity, whether for-profit or non-profit, is a potential user of our platform.

Marketing

We believe that we will attract advertisers and subscribers simultaneously by engaging with advertisers who have developed social media traction or have email contacts for existing customers and encouraging those brand loyalists to become subscribers who will be encouraged to join our program and endorse a particular advertiser.  We believe that as potential advertisers see their customers become endorsers, they will appreciate the power of our platform.

We are executing and plan to continue to pursue marketing efforts with national and global brand advertisers as well as endorsers across North America, through which we support existing advertisers and seek to attract new advertisers and endorsers.  We believe that this multi-tiered approach creates additional brand loyalty through community involvement.  We seek new advertisers through traditional direct ad sales techniques via a sales and business development force. We currently have sales representation in Dallas and New York.  Assuming the model is successful, we anticipate that additional sales personnel will be deployed in major metropolitan markets in the U.S. in the future as financial resources permit.  In addition, we are conducting marketing initiatives designed to create brand awareness and generate demand, both in addition to, and in order to lend support to, our sales force.  These initiatives are happening in local and national markets and include advertising in advertising industry trade publications, participation in trade shows and direct mail and telemarketing efforts.  We have proposals with a number of advertising agencies to both resell our services to their clients and provide lead generation for our direct sales efforts.  In addition, our model is to utilize the Blue Calypso platform as an advertiser would to create awareness, branding and demand through the social circles of our endorser community.  We also participate in affiliate programs offered by Amazon, LinkShare and Commission Junction.  While not revenue generating at this time, these programs make available advertising content for a large number of advertisers, which we in turn make available to our endorsers.  While it is not our goal to participate in these programs in the long-term, we believe they are a good way to attract endorsers, gain visibility and demonstrate the potential of our services to new advertisers

The initiatives described above are also aimed at attracting endorser interest.  In addition, we attract endorsers through invitation by advertisers, through viral techniques within social media communities (e.g., when friends see friends participating in our platform), through direct marketing efforts (e.g., emails, attendance at community events and trade shows) and through word of mouth.

Advertisers

As a development stage company, we are in the early stages of developing a customer base.  Our sales process is designed to be governed by written agreements with each of our customers, which we expect will include a three to six month commitment on the part of our customers.  Customers’ fees will be based on the services actually provided, i.e., on the level of campaign activity selected, the level of consultation provided by us with respect to such campaign or campaigns, the level of specific targeting selected (e.g., geo-location, day-of-week, time of day, etc.), any analytics purchased, the number of endorsements actually given and sometimes on results actually achieved.  In accordance with our customer agreements, we reserve the right to close a customer account that has been inactive for more than 12 months and to terminate a customer’s status as a registered advertiser for any reason.  Our written agreements also include general terms and conditions.

In order to maintain advertising activity on the Blue Calypso platform, we pick up advertising campaigns for various advertisers who are not customers through our participation in affiliate programs through Amazon, LinkShare and Commission Junction.  We have agreements directly with these three companies, not with the advertisers they represent.  Neither we nor our advertisers are obligated to pick up any advertisements through these affiliate programs.

Endorsers

A key strategic element of our business model is to ensure that each endorser has a positive experience using our platform.  We aim to achieve this by providing them with access to innovative, timely and relevant content in addition to exclusive offers provided by the advertiser community.  The goal is to provide messages and offers that endorsers will enjoy sharing within their professional and personal circles, and that the recipients will enjoy receiving.  We believe that our ability to automate features that allow the endorser to shape and group what type of content is shared within sub-sets of his or her personal and professional communications circles is of utmost importance in order to avoid the potential “annoyance factor.”

When they sign up with us, endorsers agree to a set of written terms and conditions.  These terms and conditions cover the general terms of our rewards programs and include a code of conduct aimed at curtailing potentially offensive, deceptive or otherwise harmful communications in connection with endorsements.  We have the right to terminate an endorser’s account due to inappropriate content, if an account is inactive for six months, or for a violation of our terms and conditions, which closure would result in the endorser’s loss of any earned but unused rewards or perks.  There are no other penalties or fees endorsers may face for discontinuing their participation with our platform.  Endorsers receive rewards and other benefits only to the extent that they provide endorsements for our advertisers.

Technology to Capture Data

Our platform allows the collection of business intelligence and analytics resulting from data accumulated as content is shared and consumed. Endorsers provide demographic data such as interests, age, income bracket, geographic region, historical usage patterns and hobbies, which is available to advertisers in targeting their campaigns.  We do not share data, including any personally identifying information, at an individual endorser level.  Our technology then allows the advertiser to monitor the full cycle of an advertising campaign from the first subscriber to the final redemption or intent to purchase.  Given this data, we show each advertiser the return on investment (ROI) of each dollar spent on an advertising campaign, which allows us to prove the effectiveness of the platform in near real time, allows advertisers to test-market different campaigns and offers based on attributes such as income level, geography, store location, age group or other compelling criteria taken in combination, and helps advertisers quickly improve their campaign effectiveness.

Intellectual Property

We believe we have advantages over competitors in the mobile advertising industry due to the intellectual property we possess and have on file with the United States Patent and Trademark Office. In February 2010, we received United States Patent number 7,664,516.  With the payment of all maintenance fees, this patent will not expire until December 14, 2026.  We believe that the patent covers the core of our business, i.e., a basic method and system for peer-to-peer advertising between mobile communication devices.  On April 10, 2012 we received our second United Stated Patent, number 8,155,679 which expires conterminously with our first patent on December 14, 2026 subject to payment of maintenance fees.  This second issued patent builds on and extends the invention of our first patent as a Continuation-In-Part (“CIP”).  We also have two more continuation-in-part (CIP) patent applications pending which build on the functionality of our issued patents.

We believe that all of the technology that delivers our platform to both advertisers and endorsers has been developed and is fully owned by us with the exception of several web controls that are licensed by us pursuant to a royalty-free license with unlimited distribution rights.  The architecture of the platform was designed to support millions of subscribers through server and application clustering and load-balancing.  We believe the elegance of the data flow makes for an extremely light-weight and highly scalable system that can easily be enhanced.  By using a standards-based SMS protocol coupled with tight integration to social communities such as Facebook, Twitter, LinkedIn and blogs as the primary delivery mechanisms, and by serving the dynamic content via a standard mobile web browser, we are capable of supporting most any receiving mobile device with Internet access.  Endorser smartphone support is available for Apple iPhone and Google Android devices, with eventual development plans to support Microsoft Windows Mobile and a “touch” mobile/HTML5 web application that will be capable of operating on most popular smartphones with browser capabilities.

We own four registered trademarks in the United States and one pending trademark application that have been allowed by the United States Patent and Trademark Office to be registered.  We also have a recently filed trademark that is pending processing by the United States Patent and Trademark Office.  We also believe that we have common law rights in these trademarks that arise from use of the marks in commerce.  The trademark registrations will continue in force as long as all renewals are timely paid and use of the marks continues.  We believe that our common law trademark rights will continue as long as the marks are used in commerce.

Back Office Support

Aztec Systems, Inc. provides administrative and technical support services to us. The majority owner of Aztec Systems, Inc. is Andrew Levi, our chairman and chief executive officer.  Aztec Systems, Inc., along with its experienced software developers and infrastructure engineers, has and will continue to support us. Aztec Systems, Inc. owns and manages an SAS70-II certified data center that has delivered high-availability secure managed services and hosting to its customers for over ten years.

Outsourced Processes

We track the accumulated rewards that the endorsers earn as they interact with the platform.  We outsource the endorser reloadable Visa Debit card processing to an organization that is responsible for filing necessary tax documents, preserving personally identifying information (PII/PCI) and maintaining and issuing the cash rewards to the endorsers.

Research and Development Activities

During the fiscal years 2010 and 2011, we spent $452,516 and $495,637 on research and development activities, respectively.

Financing

We are in the process of raising additional capital to meet our minimum projected expenditures over the next 12 months.  We intend to keep our operating costs to a minimum until adequate cash is available from operating activities and/or additional financing(s).  We can provide no assurances that adequate financing can be obtained or, if obtained, on terms favorable to us.  If we are unable to generate profits or unable to obtain additional funds to meet our working capital needs, we may need to cease or curtail our business operations. Further, there is no assurance that the net proceeds from any successful financing arrangement will be sufficient to cover our cash requirements during the initial stages of our business development.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Employees

As of March 30, 2012, we employed 10 full time staff members.  We have no labor union contracts and believe relations with our staff members are satisfactory.

Competition

We face formidable competition in every aspect of our business, particularly from other companies that seek to connect social communities via mobile technologies and provide them with relevant advertising and brand content.  First and foremost, we consider ourselves a next generation brand loyalty and rewards platform, so we believe our primary competitors are companies that embrace true brand loyalty, not just providers of discounted transactions.  Currently, we consider our primary competitors to be MyLikes, Zuberance, WeReward (IZEA), and BzzAgent (recently acquired by Dunnhumby).  Each of these companies is different in terms of size, market share and other unique attributes of their offering, but all but BzzAgent are early stage and, all but IZEA are privately held, so very little detailed information is available about them. We also indirectly compete for retail advertising dollars with the “deal-of-the-day” platforms such as Groupon and Living Social. We believe that our approach to the market, value proposition to both the advertiser and endorser communities, use of cash incentives, and our strong intellectual property are clear differentiators in a nascent yet quickly evolving industry for social mobile word-of-mouth advertising and marketing.

We also face competition from other mobile and Internet advertising providers, including companies that are not yet known to us. We may compete with companies that sell products and services online, because these companies, like us, are trying to attract users to their websites to search for information about products and services. In addition to Internet companies, we face competition for advertising dollars from companies that offer traditional media advertising.

We compete to attract and retain relationships with endorsers and advertisers. The bases on which we compete differ among the groups.

•                  Endorsers.    We compete to attract and retain endorsers of our advertisers’ products and services. We provide our endorsers with cash and other brand loyalty-based incentives but we compete with other social networking environments for the attention and mind share of the endorsers.  We believe that our unique value proposition to endorsers is the opportunity to earn meaningful cash incentives and exclusive VIP perks, as well as the quality of our platform.

•                  Advertisers.    We compete to attract and retain advertisers. We compete in this area principally on the basis of the return on investment realized by advertisers using our mobile advertising platform. We also compete based on the quality of customer service, features and ease of use of our platform.  We believe that our unique value proposition to advertisers is the speed and method of our ad delivery system; the quality of our analytics and business intelligence available in near real-time, and the ability to target recipients and content so specifically.

We believe that we compete favorably on the factors described above. However, product advertising, marketing, awareness and branding through social media sites is an extremely competitive and rapidly change space.

Government Regulation

Aspects of the digital marketing and advertising industry and how our business operates are highly regulated.  We are subject to a number of domestic and, to the extent our operations are conducted outside the U.S., foreign laws and regulations that affect companies conducting business on the Internet and through other electronic means, many of which are still evolving and could be interpreted in ways that could harm our business. In particular, we are subject to rules of the Federal Trade Commission (“FTC”), the Federal Communications Commission (“FCC”) and potentially other federal agencies and state laws related to our advertising content and methods, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, which establishes certain requirements for commercial electronic mail messages and specifies penalties for the transmission of commercial electronic mail messages that follow a recipient’s opt-out request or are intended to deceive the recipient as to source or content, federal and state regulations covering the treatment of member data that we collect from endorsers, and federal and state rules related to our use of prepaid Visa debit cards to compensate our endorsers.

U.S. and foreign regulations and laws potentially affecting our business are evolving frequently.  We are, and will continue to update and improve our regulatory compliance features and functionality, and we will need to continue to identify and determine how to effectively comply with all the regulations to which we are subject now or in the future.  If we are unable to identify all regulations to which our business is subject and implement effective means of compliance, we could be subject to enforcement actions, lawsuits and penalties, including but not limited to fines and other monetary liability or injunction that could prevent us from operating our business or certain aspects of our business.  In addition, compliance with the regulations to which we are subject now or in the future may require changes to our products or services, restrict or impose additional costs upon the conduct of our business or cause users to abandon material aspects of our services.  Any such action could have a material adverse effect on our business, results of operations and financial condition.

The FTC adopted Guides Concerning the Use of Endorsements and Testimonials in Advertising (“Guides”) on October 5, 2009.  The Guides recommend that advertisers and publishers clearly disclose in third-party endorsements made online, such as in social media, if compensation was received in exchange for said endorsements.  Because our business connects endorsers and advertisers, relies on endorsers sharing their brand endorsements within their digital social circles, and both we and endorsers may earn cash and other incentives, any failure on our part to comply with the Guides may be damaging to our business.  We are currently taking several steps to ensure that our endorsers indicate in social media posts that compensation is being provided to the endorsers, including by listing the phrase “paid” or “ad” or other appropriate language in advertisements that our endorsers circulate on social media.  We also advise endorsers of the need to comply with the Guides, and we can terminate accounts with endorsers for noncompliance.  Nonetheless, the FTC could potentially identify a violation of the Guides, which could subject us to a financial penalty or loss of endorsers or advertisers.

In the area of information security and data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as the 2002 amendment to California’s Information Practices Act, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to practically implement. The costs of compliance with these laws may increase in the future as a result of changes in interpretation.  Furthermore, any failure on our part to comply with these laws may subject us to significant liabilities.

We are also subject to federal, state, and foreign laws regarding privacy and protection of member data.  Any failure by us to comply with these privacy-related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business.  In addition, the interpretation of data protection laws, and their application to the Internet is unclear and in a state of flux. There is a risk that these laws may be interpreted and applied in conflicting ways from state to state, country to country, or region to region, and in a manner that is not consistent with our current data protection practices. Complying with these varying international requirements could cause us to incur additional costs and change our business practices. Further, any failure by us to adequately protect our members’ privacy and data could result in a loss of member confidence in our services and ultimately in a loss of members and customers, which could adversely affect our business.

We post on our website our privacy policy and user agreement, which describe our practices concerning the use, transmission and disclosure of member data. Any failure by us to comply with our privacy policy and user agreement could result in proceedings against us by members, customers, governmental authorities or others, which could harm our business.

Many states have passed laws requiring notification to subscribers when there is a security breach of personal data. There are also a number of legislative proposals pending before the United States Congress, various state legislative bodies and foreign governments concerning data protection. In addition, data protection laws in Europe and other jurisdictions outside the United States may be more restrictive, and the interpretation and application of these laws are still uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could have an adverse effect on our business. Furthermore, the Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for linking to third-party websites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this Act. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

The CARD Act, as well as the laws of most states, contains provisions governing product terms and conditions of gift cards, gift certificates, stored value or prepaid cards or coupons (“prepaid cards”).  The CARD Act and its implementing regulations concerning prepaid cards located in Regulation E are administered by the Consumer Financial Protection Bureau (the “CFPB”), which was formed as a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”).

The reloadable branded Visa debit cards provided to endorsers are prepaid cards that fall under the jurisdiction of the CFPB.  In addition, the Company is indirectly subject to supervision by the appropriate Federal banking regulator of the bank that issues the reloadable branded Visa debit cards.  In addition, certain state and foreign jurisdictions have laws that govern disclosure and certain product terms and conditions, including restrictions on expiration dates and fees that may apply to reloadable branded Visa debit cards.  However, the CARD Act and its implementing regulations, as well as a number of states and certain foreign jurisdictions, also have exemptions from the operation of these provisions or otherwise modify the application of these provisions applicable to prepaid cards that are issued as part of a loyalty, award or promotional program.

We believe that the reloadable branded Visa debit cards used in this program fall within the exemption under the CARD Act for loyalty, award or promotional programs contained in Regulation E because the cards are part of a referral program that subject to certain limitations provides prepaid cards in exchange for referring other potential consumers to a merchant, the cards are redeemable at any place Visa debit cards are accepted and the cards and other materials contain required disclosures set forth in the CARD Act provisions in Regulation E.  However, regardless of an exemption for the reloadable branded Visa debit cards under the CARD Act and its implementing regulations, in those states that prohibit or otherwise restrict expiration dates on prepaid cards that are defined to include our reloadable branded Visa debit cards and do not have exemptions that apply to our Visa debit cards, the reloadable branded Visa debit cards used in our program may be required to be honored for full value until redeemed.

In addition, some states and foreign jurisdictions also include prepaid cards under their unclaimed and abandoned property laws which require companies to remit to the government the value of the unredeemed balance on the prepaid cards after a specified period of time (generally between one and five years) and subject companies to certain reporting and recordkeeping obligations.

Various federal laws, such as the Bank Secrecy Act and the USA PATRIOT Act, impose certain anti-money laundering requirements on companies that are financial institutions.  These laws are designed to prevent the U.S. financial system from being used to launder money generated from illegal conduct, such as illegal drug smuggling, as well as terrorist financing.  For these purposes, “financial institutions” is broadly defined and includes “providers of prepaid access” and “sellers of prepaid access” such as prepaid cards like our Visa debit cards.  Examples of anti-money laundering requirements imposed on financial institutions include customer identification and verification programs, record retention policies and procedures, transaction monitoring and reporting, and reporting suspicious activities to law enforcement.  The Financial Crimes Enforcement Network (“FinCEN”), a division of the U.S. Treasury Department tasked with implementing the requirements of the Bank Secrecy Act and the USA PATRIOT Act, published a final rule on July 29, 2011 setting forth the scope and requirements for certain parties involved in prepaid cards, but also extended the date for compliance with most aspects of the final rule until March 31, 2012.  We have commenced discussions with the entities that assist us in issuing our reloadable branded Visa debit cards to our endorser and believe we will be able to amend our agreements with these parties prior to the March 31, 2012 effective date to, among other things, establish that these third parties (rather than us) are the “providers of prepaid access” under the FinCEN final rule, which will subject them (rather than us) to the Bank Secrecy Act program compliance requirements discussed above and require them (rather than us) to register with FinCEN as a money services business.  Our agreements with our vendors also include other terms that we believe protect us from being deemed a “seller of prepaid access,” for example, they are limited to $5,000 in transactions per person and per day and the program requires that complete cardholder information be provided for each card issued at the time of issuance, including name, address, home phone number (if available), date of birth and social security number.  Accordingly, the Company is not a “provider” or “seller” of prepaid access subject to these Bank Secrecy Act and USA Patriot Act laws and regulations based on our agreement with our vendor and our role with respect to the distribution of the cards to customers.

In addition, foreign laws and regulations, such as the European Directive on the prevention of the use of the financial system for the purpose of money laundering and terrorist financing, impose certain anti-money laundering requirements on companies that are financial institutions or that provide financial products and services.  Although we do not believe we are a financial institution or otherwise subject to these laws and regulations, it is possible that we could be considered a financial institution or provider of financial products.

Our endorsers communicate across email, mobile, social and/or web-based channels. These communications are governed by a variety of U.S. federal, state, and foreign laws and regulations. With respect to email campaigns, for example, in the United States, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, establishes certain requirements for the distribution of “commercial” email messages for the primary purpose of advertising or promoting a commercial product, service, or Internet website and provides for penalties for transmission of commercial email messages that are intended to deceive the recipient as to source or content or that do not give opt-out control to the recipient. The U.S. Federal Trade Commission, a federal consumer protection agency, is primarily responsible for enforcing the CAN-SPAM Act, and the U.S. Department of Justice, other federal agencies, state attorneys general, and Internet service providers also have authority to enforce certain of its provisions.

The CAN-SPAM Act’s main provisions include:

•                  prohibiting false or misleading email header information;

•                  prohibiting the use of deceptive subject lines;

•                  ensuring that recipients may, for at least 30 days after an email is sent, opt out of receiving future commercial email messages from the sender, with the opt-out effective within 10 days of the request;

•                  requiring that commercial email be identified as a solicitation or advertisement unless the recipient affirmatively assented to receiving the message; and

•                  requiring that the sender include a valid postal address in the email message.

The CAN-SPAM Act preempts most state restrictions specific to email marketing. However, some states have passed laws regulating commercial email practices that are significantly more punitive and difficult to comply with than the CAN-SPAM Act, particularly Utah and Michigan, which have enacted do-not-email registries listing minors who do not wish to receive unsolicited commercial email that markets certain covered content, such as adult content or content regarding harmful products. Some portions of these state laws may not be preempted by the CAN-SPAM Act.

Violations of the CAN-SPAM Act’s provisions can result in criminal and civil penalties, including statutory penalties that can be based in part upon the number of emails sent, with enhanced penalties for commercial email senders who harvest email addresses, use dictionary attack patterns to generate email addresses, and/or relay emails through a network without permission.

With respect to text message campaigns, for example, the CAN-SPAM Act and regulations implemented by the U.S. Federal Communications Commission pursuant to the CAN-SPAM Act, and the Telephone Consumer Protection Act, also known as the Federal Do-Not-Call law, among other requirements, prohibit companies from sending specified types of commercial text messages unless the recipient has given his or her prior express consent.

We, our endorsers and our advertisers may all be subject to various provisions of the CAN-SPAM Act.  If we are found to be subject to the CAN-SPAM Act, we may be required to change one or more aspects of the way we operate our business.

If we were found to be in violation of the CAN-SPAM Act, other federal laws, applicable state laws not preempted by the CAN-SPAM Act, or foreign laws regulating the distribution of commercial email, whether as a result of violations by our endorsers or any determination that we are directly subject to and in violation of these requirements, we could be required to pay penalties, which would adversely affect our financial performance and significantly harm our reputation and our business.

In addition, because our services are accessible worldwide, certain foreign jurisdictions may claim that we are required to comply with their laws, including in jurisdictions where we have no local entity, employees, or infrastructure.

ITEM 1A.  RISK FACTORS.

Since we are a “smaller reporting company,” as defined by SEC regulation, we are not required to provide the information required by this Item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

We owned no properties and had no property leases at December 31, 2011.  We currently have one sub-lease for office space at our current location.

ITEM 3.  LEGAL PROCEEDINGS.

We are not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against us by any federal, state or local governmental agency.

There may be entities that are infringing Blue Calypso’s patents.  As such, we have retained the legal services of Fish & Richardson and Dickstein Shapiro.  There are no formal actions that have occurred as of the date of this report.

Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to us.

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock was originally approved for quotation on the OTC Bulletin Board on July 13, 2010 and since August 8, 2011, our common stock has been quoted under the trading symbol BCYP.OB. Our common stock does not trade regularly.  The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Fiscal Year 2011
Third Quarter (commencing September 14, 2011)	$3.00	$3.00
Fourth Quarter	$1.10	$1.01

Fiscal Year 2012
First Quarter (through March 30, 2012)	$1.05	$1.00

The last reported sales price of our common stock on the OTC Bulletin Board on March 30, 2012, was $1.01 per share. As of March 30, 2012, there were approximately 22 holders of record of our common stock.

As of December 31, 2011, there were 2,420,000 options to purchase shares of common stock outstanding, of which 302,500 were vested.  Each of the outstanding options to purchase shares of common stock has an exercise price of $0.0679 per share.  As of December 31, 2011, there were also 1,790,734 shares of unvested restricted common stock outstanding, 22,091,310 shares of common stock issuable upon the exercise of currently outstanding shares of Series A Convertible Preferred Stock, and 22,091,311 shares of common stock issuable upon the exercise of currently outstanding warrants with an exercise price of $0.10 per share.

As of March 30, 2012, there were 24,974,700 shares of freely tradable common stock unless such shares are purchased by our “affiliates,” as defined in Rule 144 under the Securities Act of 1933, as amended. The remaining 101,870,941 shares outstanding are “restricted,” which means they were originally sold in offerings, or issued as merger consideration, that were not subject to a registration statement filed with the Securities and Exchange Commission. These restricted shares may be resold only through registration under the Securities Act of 1933, as amended, or under an available exemption from registration, such as provided through Rule 144.

Dividends

We have not paid, nor declared, any cash dividends since our inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay cash dividends is subject to limitations imposed by Delaware law. Under Delaware law, cash dividends may be paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Securities Authorized for Issuance Under Equity Compensation Plans

The stockholders approved the Blue Calypso, Inc. 2011 Long-Term Incentive Plan (the “Plan”) on September 9, 2011. The Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards which may be granted singly, in combination, or in tandem, and which may be paid in cash or shares of common stock.  Subject to certain adjustments, the maximum number of shares of common stock that may be delivered pursuant to awards under the Plan is 35,000,000 shares.  See “Item 11. Executive Compensation — 2011 Long-Term Incentive Plan” for further detail regarding the Plan.

Stock Options

During 2011, we granted options to purchase 2,420,000 shares of our common stock to non-employee board members and other consultants under the Plan. Generally, the options vest pro rata quarterly over two years.

Recent Sales or Purchases of Unregistered Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA.

Since we are a “smaller reporting company,” as defined by SEC regulation, we are not required to provide the information required by this Item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The statements made herein for fiscal 2012 and beyond represent “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and are subject to a number of risks and uncertainties. These include, among other risks and uncertainties, whether we will be able to generate sufficient cash flow from our operations or other sources to fund our working capital needs, maintain existing relationships with our lender, successfully introduce and attain market acceptance of any new products, attract and retain qualified personnel both in our existing markets and in new territories in an extremely competitive environment, and potential obsolescence of our technologies.

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

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes thereto that are included in this prospectus. In addition to historical information, the following discussion and analysis includes forward-looking information that involves risks, uncertainties, and assumptions.  Actual results and the timing of events could differ materially from those anticipated by these forward looking statements as a result of many factors.

Recent Events

Prior to September 1, 2011, we were a public shell company without material assets or liabilities. On September 1, 2011, Blue Calypso Holdings, Inc. completed a reverse merger with us, pursuant to which Blue Calypso Holdings, Inc. became our wholly-owned subsidiary and we succeeded to the business of Blue Calypso Holdings, Inc. as our sole line of business and the former security holders of Blue Calypso Holdings, Inc. became our controlling stockholders. For financial reporting purposes, Blue Calypso Holdings, Inc. is considered the accounting acquirer in the reverse merger and the former public shell company is considered the acquired company. Accordingly, the historical financial statements presented and the discussion of financial condition and results of operations herein are those of Blue Calypso Holdings, Inc., and do not include the historical financial results of our former business. The accumulated earnings of Blue Calypso Holdings, Inc. were also carried forward after the reverse merger for all periods presented.  Operations reported for periods prior to the reverse merger are those of Blue Calypso Holdings, Inc.

Business Overview

We offer a patented social mobile advertising platform through which advertisers offer advertising content to our subscribers, who publicly endorse the products and services of these advertisers using their mobile smartphones. Endorsers receive cash and other rewards for each endorsement they make.

Critical Accounting Policies

Development Stage Company

We are a development stage company as defined by Accounting Standards Codification (“ASC”) 915, “Development Stage Entities” and are still devoting substantial efforts to establishing our business. Our principal operations have commenced but there has been no significant revenue thus far. All losses accumulated since inception have been considered part of our development stage activities.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements are stated in U.S. dollars and include the accounts of Blue Calypso Holdings, Inc. and its subsidiary Blue Calypso, LLC, which is wholly owned. All intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

Revenue Recognition

We recognize revenue in accordance with ASC 605, “Revenue Recognition” when persuasive evidence of an arrangement exists, the fee is fixed or determinable, delivery of the product has occurred or services have been rendered and collectability is reasonably assured. Revenue is comprised primarily of fees received from customers for advertising and marketing services provided by us, which is generally earned when brand loyalists personally endorse and share the advertising campaigns with others in their digital social stream or when we provide services related to customer advertising campaigns. Recognition timing is based on the specific services delivered to our customer and the terms of our agreements with each customer. Agreements may be based on campaigns delivered, monthly billings or campaign activity. If the customer agreement provides, customers may pay or be invoiced for services prior to final service delivery, leading to unearned revenues being recorded.

Each endorsement event is tracked by the Blue Calypso system and any activity by the endorsers’ network of contacts is tracked and credited to the endorser. Customers receive weekly reports providing a detailed history of all initial endorser posts and subsequent activities generated by the initial endorsements, which allow them to verify that brand loyalists have personally endorsed their products. Reports can include geographic and demographic information related to the endorser.  We believe that our tracking system, as well as the fact that endorsers must provide certain identifying information, including their name, address and social security number, in order to be issued a loyalty reward card and become eligible to receive payments for any endorsements, helps reduce opportunities for fraudulent endorsements.  Making fraudulent endorsements is a violation of the terms and conditions that our endorsers agree to and any endorser discovered engaging in fraudulent or other activities violating our terms and conditions will have his or her account closed and endorser registration terminated.

Cost of Revenue

Cost of revenue is accrued and recorded as earned by the endorser under the defined reward programs.  Expense related to our payments to endorsers is recognized when we recognize revenue for such payments, in the case of endorsements related to our customers, and when the endorsement is made, in the case of endorsements of advertisers who are endorsed through our participation in one of the affiliate programs in which we participate.  This is in accordance with the terms and conditions agreed to by the endorsers.

Rewards are delivered periodically to the endorser by loading loyalty cards.  Endorsers are required to provide certain information before loyalty cards can be issued and loaded.  Endorsers retain rights to any unpaid rewards until they have been inactive for three months or the applicable time frame specified in the endorser terms and conditions, if such time frame is changed.  There is no additional expense to us associated with compensating endorsers through cash that is reloaded on a personal Visa debit card rather than compensating endorsers through cash sent directly to them.

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

Income Taxes

Income taxes are recorded in accordance with ASC 740, “Income Taxes.” Deferred income taxes are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. An allowance is provided when it is more likely than not that tax benefits will not be utilized, which is the case as of the December 31, 2011 financial statements.

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

Results of Operations

Comparison of Twelve Months Ended December 31, 2011 and 2010

Net Loss.  For the twelve months ended December 31, 2011, we had a net loss of $1,834,900, as compared to a net loss of $389,035 for the twelve months ended December 31, 2010.  The increase in net loss was due primarily to an increase in expenses related to increased investment in sales, marketing, operations, development and administration as we have ramped up our product and the underlying sales and operations efforts.

Revenue.  Revenue for the twelve months ended December 31, 2011 was $51,590, as compared to $37 revenues for the same period in 2010.  We are a development stage company and have modest revenue to date.

Cost of Revenue.  Cost of revenue is primarily comprised of payments to endorsers for promoting advertiser content.  Our cost of revenue was $111,511 for the twelve months ended December 31, 2011, as compared to no costs for the same period in 2010.  The increase was due to company-sponsored advertising activity intended to attract an endorser base.

Sales and Marketing. For the twelve months ended December 31, 2011 sales and marketing expenses increased by $595,304 to $731,483 compared to the same period in 2010.  The increase was due primarily to increased advertising expenses, increased costs related to trade show attendance and increased costs related to additional sales and marketing staff.

General and Administrative.  For the twelve months ended December 31, 2011, general and administrative expense were $807,179, as compared to $193,005 for the twelve months ended December 31, 2010.  The increase was due primarily to legal and professional expenses related to the reverse merger transactions and cost increases related to hiring additional administrative staff.

Other Operating Expenses. Other operating expenses increased from $30,971 for the twelve months ended December 31, 2010 to $55,276 for the same period in 2011.  The increase was primarily due to increased office supplies needed to support our increase in staff and activity.

Depreciation and Amortization. Depreciation and amortization expenses relate primarily to the amortization of capitalized software development.  The increase from $12,101 for the twelve months ended December 31, 2010 to $123,624 for the twelve months ended December 31, 2011 was due to our ongoing software development initiative and implementation of improvements and new services related to our network.

Interest Expense.  Interest expense was $57,417 for the twelve months ended December 31, 2011 in comparison to $16,831 for the twelve months ended December 31, 2010.  This represented the non-capitalized interest expense on convertible notes totaling

$1,487,500.  These notes converted to common stock as part of the reverse merger transactions.  The capitalized interest expense into capitalized software development costs were $8,890 and $7,805 for the twelve months ended December 31, 2011 and 2010 respectively.

Comparison of Year Ended December 31, 2011 Versus the Year Ended December 31, 2010

During the year ended December 31, 2011, we incurred sales and marketing expenses of $731,483, general and administrative expenses of $807,179 and other operating expenses of $55,276.  We hired three employees in sales and marketing during 2011 and engaged four independent contractors to conduct marketing activities.  Sales and marketing expense included the compensation and benefit expense of the three employees as well as travel, entertainment and advertising expense directly attributable to the sales and marketing function.  General and administrative expenses primarily consisted of contract labor, outside services and professional fees.  Other operating expenses primarily consisted of supplies, travel and entertainment expenses.

Our development activities are outsourced to Aztec Systems, Inc., a company that is majority owned by Mr. Levi, our chairman and chief executive officer.  For the year ended December 31, 2011, we incurred $495,637 of software development costs, primarily comprised of amounts payable to Aztec Systems, Inc. and including $8,890 of interest expense, all of which has been capitalized.  We began to recognize amortization of this amount during the year ended December 31, 2010, and recognized amortization expense related to capitalized software development costs of $121,342 and $11,937 for the years ended December 31, 2011 and 2010 respectively.

Cash Flows

Comparison of Twelve Months Ended December 31, 2011 and 2010

Cash used in operating activities during the twelve months ended December 31, 2011 was $1,526,847, as compared to $205,627 for the twelve months ended December 31, 2010.  The change was due to an $1,445,865 increase in net loss, a $51,900 increase in cash used for accounts receivable and a $111,524 increase in depreciation and amortization.

Cash used in investing activities during the twelve months ended December 31, 2011 was $509,634, as compared to $356,882 for the twelve months ended December 31, 2010.  We expect that cash used in investing activities will increase in the foreseeable future as we hire more people and expand our website service offerings.

During the twelve months ended December 31, 2011, cash provided by financing was $2,294,364, as compared to $676,020 for the same period in 2010.  The increase was due to the issuance of additional convertible notes to fund our activities.

Going Concern Consideration

Our registered independent auditors have issued an opinion on our financial statements which includes a statement describing our going concern status.  This means that there is substantial doubt that we can continue as an on-going business for the next 12 months unless we obtain additional capital to pay our bills and meet our other financial obligations.  Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, dispose of selective assets, and ultimately, generate additional revenue. The going concern opinion may also limit our ability to access certain types of financing, prevent us from obtaining financing on acceptable terms, and limit our ability to obtain new business due to potential customers’ concern about our ability to deliver products or services.  We must raise capital to implement our project and stay in business.

Liquidity and Capital Resources

We are a development stage company and have incurred cumulative losses of $2,247,588 since beginning operations on September 11, 2009.  At December 31, 2011, we had a cash balance of $371,393 and working capital of $13,964.  On October 17, 2011, $1,500,000 of our convertible promissory notes converted into 1,500,000 shares of our Series A Convertible Preferred Stock.  On September 1, 2011, $1,475,000 of notes payable converted to 28,135,234 shares of common stock as part of the reverse merger.  Funding for our operations has been primarily dependent upon the proceeds from the issuance of debt and equity securities.

As a development stage company, we have been and continue to be dependent upon outside sources of cash to pay operating expenses.  We have had only nominal revenue and we expect operating losses to continue through the foreseeable future.  Until we develop a consistent source of revenue to achieve a profitable level of operations that generates sufficient cash flow, we will need additional capital resources to fund growth and operations.  We are continuing our efforts to raise capital through equity and/or debt offerings.  However, there can be no assurance that we will be able to raise equity or debt capital on terms we consider reasonable and prudent, or at all.  The availability of capital to us may be subject to the volatility in the financial markets, our future financial condition and credit rating, and whether sufficient assets are available to be used as debt collateral in connection with any future debt financing, among other factors.  Future financings through equity investments are likely to be dilutive to the existing stockholders. Also, the terms of securities we issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other derivative securities, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely impact our financial condition.

Although we are currently in discussions with certain of our existing stockholders regarding a potential financing, we do not have any executed contracts for additional financing as of the date of this filing.  We have no assurance that future financing will be made available to us, and if made available to us, in amounts or on terms acceptable to us.

Contractual Obligations

During 2011, the Company had a significant contractual obligation consisting of convertible promissory notes payable of $1,500,000 that would have been due on December 1, 2011.  These promissory notes automatically converted into 1,500,000 shares of Series A Convertible Preferred Stock on October 17, 2011.  As indicated in footnote 8 of the financial statements, Blue Calypso has engaged the services of the related party, Aztec for software development, use of network operating center, and accounting.  There are two warrants outstanding.  Each warrant is for 11,045,665 shares of common stock for a total of 22,091,311 shares at a price of $0.10 per share.  As in indicated in the legal proceedings section of this document, Blue Calypso has retained the services of two law firms to protect Blue Calypso patents from infringement.

Adjusted Earnings Per Share

The September 1, 2011 reverse merger and related transactions resulted in 124,974,700 shares issued and outstanding as of December 31, 2011.  Adjusting the historical earnings per share calculations to reflect the reverse merger and related transactions would be as follows:

	Three months ended December 31,		Twelve months ended December 31,		From Inception September 11, 2010 to
	2011	2010	2011	2010	December 31, 2011
Net loss	$(803,430)	$(185,191)	$(1,834,900)	$(389,035)	$(2,247,588)

Loss per share:
Basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)	$(0.04)

Weighted average shares outstanding
Basic and diluted	125,312,374	72,185,591	90,751,588	56,393,098	63,477,311

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since we are a “smaller reporting company,” as defined by SEC regulation, we are not required to provide the information required by this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The required financial statements are included following the signature page of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, our chief executive officer (“CEO”) and chief financial officer (“CFO”) have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011.  Based on that evaluation, we have concluded that due to our small size, we are unable to sufficiently segregate conflicting duties and, as of December 31, 2011, our disclosure controls and procedures were not effective, due to our inability to sufficiently segregate conflicting duties, to provide reasonable assurance that information required to be disclosed in our periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the officers, to allow timely decisions regarding required disclosure. As additional resources and personnel become available we will implement appropriate procedures and segregation of duties to mitigate any material weaknesses.

Based upon this assessment, our CEO and CFO concluded that, as of December 31, 2011, there existed a material weakness in our processes, procedures and controls related to the preparation of our annual or interim financial statements.  We have concluded that our internal control over financial reporting was not effective as of December 31, 2011. Due to this material weakness, in preparing our annual or interim financial statements, we performed compensating additional procedures designed to ensure that such financial statements were fairly presented in all material respects in accordance with generally accepted accounting principles.

Management’s Report on Internal Control Over Financial Reporting

Because of the material weakness described above, management concluded that, as of December 31, 2011, our internal control over financial reporting was not effective based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit smaller reporting companies like us to provide only management’s report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the period covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter 2011 has been disclosed.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

Set forth below is certain information regarding our current executive officers and directors. Each of the directors listed below was appointed to our board of directors to serve until our next annual meeting of stockholders or until his successor is elected and qualified. All directors hold office for one-year terms until the election and qualification of their successors.

Name	Age	Position with the Company	Director/Officer Since

Andrew Levi	45	Chairman of the Board and Chief Executive Officer, Director	2011

Paul Jarvie	59	Director	2011

J. Andrew Kerner	52	Director	2011

Richard Fennessy	46	Director	2011

James Rose	50	Director	2011

David S. Polster	59	Chief Financial Officer	2012 **

**  appointed to position effective March 12, 2012

Biographical Information

Andrew Levi, Chairman and Chief Executive Officer

Mr. Levi founded Blue Calypso Holdings, Inc. in September 2009 and has served as our chairman and chief executive officer since its founding.  From November 1991 to the present, Mr. Levi has served as the founder, president and chief executive officer of Aztec Systems, Inc., a Dallas-based provider of mid-market ERP, managed services and related technology solutions where he has been responsible for building the company since inception. Mr. Levi has been named to SmartPartner Magazine’s list of “50 Smartest People” in the technology industry and to D Magazine’s “Top Entrepreneurs under 40.” Mr. Levi has been involved in numerous business and association ventures in the technology industry such as Boardroom Software, Inc., Critical Devices, Inc., Aztec Business Solutions, L.L.P., REES Associates, the board of the International Association of Microsoft Certified Partners (IAMCP) and the Information Technology Solution Provider Alliance (ITSPA). Mr. Levi holds a Bachelor of Science degree in finance from Florida State University in addition to numerous technical certifications and seven United States patents.  His achievements, experience and knowledge led the board to believe that he is qualified to serve on the board of directors.

Paul Jarvie, Director

Mr. Jarvie served in various management positions over twenty years with ASAP Software, Inc., an information technology products and services provider, most recently as president from 1998 until 2008 when the company was acquired by Dell Inc.  After a brief transition period, he retired from Dell Inc. in 2008.  His achievements, entrepreneurial experience and knowledge led the board to believe that he is qualified to serve on the board of directors.

Andrew Kerner, Director

Mr. Kerner joined SunTx Capital Partners, a private equity firm located in Dallas, Texas, as an executive in residence in December 2009 and in October 2010, became an operating partner.  From December 2007 until December 2009, Mr. Kerner was executive director of Affordable Housing Land Company, a non-profit organization focused on acquiring land for affordable housing development in Texas.  Mr. Kerner held senior executive management positions with Centex Homes from 2000 until August 2007, including senior vice president and chief financial officer and executive vice president of operations support. Prior to Centex,

Mr. Kerner held chief financial officer roles with The viaLink Company from 1999 until 2000 and Cameron Ashley Building Products from 1998 until 1999, as well as several senior financial executive roles with PepsiCo/Frito-Lay in the United States and Europe. Mr. Kerner is a member of the board of directors of Aztec Systems, Atlanticblue Group, a private agriculture/real estate company based in Florida, Suntx Urbana, a private real estate development company located in Dallas, TX, Carolina Beverage Group, a private beverage manufacturer in North Carolina, and Ranger Offshore, a private oilfield services company located in Houston, TX.  His executive leadership and financial experience and knowledge led the board to believe that he is qualified to serve on the board of directors.

Richard Fennessy, Director

Mr. Fennessy is currently chairman and chief executive officer of PeopleJar, Inc., an early stage Internet company that launched a new social networking and advertising platform in January 2011.  Mr. Fennessy served as president and chief executive officer from 2004 until 2010 of Insight Enterprises, Inc., a Fortune 500 global IT solutions company with operations in 22 countries and a broad portfolio of hardware, software, and services targeted towards small, medium, and large corporate and public sector institutions.  From 1987 to 2004, Mr. Fennessy worked for International Business Machines Corporation (IBM), where he held a number of domestic and international positions. His most recent positions included: general manager, worldwide, ibm.com; vice president, worldwide marketing — personal computer division; and general manager, worldwide PC direct organization.  His leadership and relevant industry experience and knowledge led the board to believe that he is qualified to serve on the board of directors.

James Rose, Director

Since December 2010, Mr. Rose has served as chief executive officer of Atex, a privately held software company focused on the media industry based in Reading, England.  From 2004 until 2011, Mr. Rose was chairman and chief executive officer of Mosaic Sales Solutions, a leading marketing services firm, and from 2002 until 2004, Mr. Rose was chief executive officer of Media Planning Group (MPG), a subsidiary of Havas, a publicly traded French marketing communications company based in Paris, France. Mr. Rose has significant experience in media, marketing and technology industries. His experience and knowledge led the board to believe that he is qualified to serve on the board of directors.

James R. Craig, Chief Financial Officer — Employment Terminated on February 7, 2012

Mr. Craig was named chief financial officer in June 2011. From July 2010 until joining us, Mr. Craig provided consulting and chief financial officer services as an independent contractor.  During this time, Mr. Craig provided services to several private equity groups to target potential acquisitions and provided transition services in connection with recent acquisitions.  From March 2008 to July 2010, Mr. Craig was the chief financial officer of Electronic Transaction Consulting Corporation, a software development company focused on the tolling industry. In 2007, Mr. Craig acted as interim chief financial officer for LaneLogic, LLC, a start-up on-line used car trading platform.  From 2002 to 2006 Mr. Craig was chief operating officer and chief financial officer of Furmanite Worldwide, Inc.  Furmanite is a specialized industrial repair and maintenance service provider operating in 12 countries.  Furmanite was the main operating subsidiary of Xanser, Inc., a NYSE traded company.  Prior to 2002, Mr. Craig worked in financial and operating roles with various public and private companies and worked as a Senior Accountant for Deloitte and Touche.

David S. Polster, Chief Financial Officer — Effective as of March 12, 2012

Mr. Polster was named chief financial officer in March 2012.  Prior to joining Blue Calypso, Mr. Polster held a number of senior level financial positions for Dell’s Software and Peripherals business and predecessor entities for the period April 1992 through March 8, 2012. Specifically, Mr. Polster was VP, Controller of ASAP Software from April 1992 until November 2007 when ASAP Software was sold to Dell.  Mr. Polster was Director, Financial Analysis for Dell’s Software and Peripherals business until his departure in March 2012.  Earlier positions included Treasurer of Katalco Corporation, a joint venture of Nalco Chemical and ICI from 1980 through 1988 and Controller of Berlin Packaging from 1989 to 1991.

Independent Directors

Our board of directors has determined that each of Messrs. Paul Jarvie, J. Andrew Kerner, Richard Fennessy and James Rose is independent within the meaning of applicable listing rules of the Nasdaq Stock Market and the rules and regulations promulgated by the Securities and Exchange Commission. We anticipate that we will add additional independent directors in the future.

Committees of the Board of Directors

Audit Committee. We established an audit committee of the board of directors on October 25, 2011. The audit committee consists of Messrs. Fennessy, Jarvie and Kerner (chairman) and, each of whom our board has determined to be financially literate and qualify as an independent director under Section 5605(a)(2) of the rules of the Nasdaq Stock Market. In addition, Mr. Kerner qualifies as a financial expert, as defined in Item 407(d)(5)(ii) of Regulation S-K. The function of the audit committee is to oversee our accounting and financial reporting and the audits of our financial statements.  The audit committee assists the board in monitoring the integrity of the financial statements, the qualifications, independence and appointment of the independent registered public accounting firm, the performance of our internal audit function and independent auditors, our systems of internal control and our compliance with legal and regulatory requirements.  Copies of our audit committee charter can be obtained free of charge from our web site, www.bluecalypso.com.

Compensation Committee. We established a compensation committee of the board of directors October 25, 2011.  The compensation committee consists of Messrs. Fennessy (chairman), Jarvie and Rose, each of whom our board has determined qualifies as an independent director under Section 5605(a)(2) of the rules of the Nasdaq Stock Market, as an “outside director” for purposes of Section 162(m) of the Internal Revenue Code and as a “non-employee director” for purposes of Section 16b-3 under the Exchange Act.  The function of the compensation committee is to assist the board in overseeing our management compensation policies and practices, including (i) determining and approving the compensation of the our chief executive officer and other executive officers, (ii) reviewing and approving management incentive compensation policies and programs, and exercising discretion in the administration of such programs, (iii) reviewing and approving the form and amount of director compensation and (iv) reviewing and approving equity compensation programs for employees and exercising discretion in the administration of such programs.  Copies of our compensation committee charter can be obtained free of charge from our web site, www.bluecalypso.com.

Section 16(a) Beneficial Ownership Reporting Compliance

All directors, officers or beneficial ownership of 10% or more of a class of stock filed forms 3 or 4 in a timely basis.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to directors, officers and other employees of the Company and its subsidiaries, including our principal executive officer, principal financial officer and principal accounting officer. Copies of the code can be obtained free of charge from our web site, www.bluecalypso.com. We intend to post any amendments to; or waivers from, our code of ethics on our web site.

ITEM 11.  EXECUTIVE COMPENSATION

2010 and 2011 Summary Compensation Table

The table below sets forth, for our last two fiscal years, the compensation earned by (i) Andrew Levi, our chairman and chief executive officer, (ii) James R. Craig, our former chief financial officer, and (iii) Deborah Flores, our former president, secretary, treasurer and director.  We had no other executive officers during the 2010 and 2011 fiscal years.

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	NonQualified Deferred Compensation Earnings	All Other Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Andrew Levi
Chairman and Chief	2011	$—	$—	$—	$—	$—	$—	$—	$—
Executive
Officer (1)	2010	$—	$—	$—	$—	$—	$—	$—	$—

James R. Craig
Chief Financial	2011	$94,635	$—	$—	$—	$—	$—	$—	$94,635
Officer (2)	2010	$—	$—	$—	$—	$—	$—	$—	$—

Deborah Flores
Former President,	2011	$—	$—	$—	$—	$—	$—	$—	$—
Secretary, Treasurer
and Director (3)	2010	$—	$—	$—	$—	$—	$—	$—	$—

(1) Mr. Levi was appointed chairman and chief executive officer effective September 1, 2011.

(2) Mr. Craig was appointed chief financial officer effective September 1, 2011.  His employment terminated on February 7, 2012.

(3) Ms. Flores served as our president, secretary, treasurer and as a member of our board of directors from March 2, 2007 through September 1, 2011.

Our chairman and chief executive officer does not receive a salary.  Our former chief financial officer’s salary was $185,000 annually.  As of December 31, 2011, none of our officers had any other compensation arrangements in place, except that they were eligible to receive discretionary awards under the Blue Calypso, Inc. 2011 Long-Term Incentive Plan.

2011 Long-Term Incentive Plan

On August 31, 2011, the board adopted, subject to stockholder approval, the Blue Calypso, Inc. 2011 Long-Term Incentive Plan, or the Plan.  Our stockholders approved the Plan on September 9, 2011.  The Plan is intended to enable us to remain competitive and innovative in our ability to attract, motivate, reward and retain the services of key employees, certain key contractors, and non-employee directors. The Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards which may be granted singly, in combination, or in tandem, and which may be paid in cash or shares of common stock.  The Plan is expected to provide flexibility to our compensation methods in order to adapt the compensation of employees, contractors, and non-employee directors to a changing business environment, after giving due consideration to competitive conditions and the impact of federal tax laws. Subject to certain adjustments, the maximum number of shares of our common stock that may be delivered pursuant to awards under the Plan is 35,000,000 shares.

The following are the outstanding awards under the Plan as of December 31, 2011:

Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
44,485,122	$0.0838	34,617,294

Director Compensation

We do not currently compensate our directors, except as described below.  We expect that the future compensation arrangements may be comprised of a combination of cash and/or equity awards.  On September 8, 2011, we granted stock options under the Blue Calypso, Inc. 2011 Long-Term Incentive Plan to the directors as follows:

Name	Shares Subject to Option	Exercise Price	Vesting Provisions	Expiration Date
Richard Fennessy	375,000	$0.0679	Pro-rata vesting quarterly over two years	September 8, 2021
Paul Jarvie	375,000	$0.0679	Pro-rata vesting quarterly over two years	September 8, 2021
J. Andrew Kerner	375,000	$0.0679	Pro-rata vesting quarterly over two years	September 8, 2021
James Rose	375,000	$0.0679	Pro-rata vesting quarterly over two years	September 8, 2021

Financial Expert

We have an audit committee.  The chairman of the audit committee is Andrew Kerner.  Mr. Kerner also serves on our Board of Directors.  See “Item 10. Directors, Executive Officers and Corporate Governance — Committees of the Board of Directors” for further information regarding the audit committee.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller.  See “Item 10. Directors, Executive Officers and Corporate Governance — Code of Ethics” for further information regarding our code of ethics.

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee is an employee of the company. None of our executive officers serve on the board of directors or compensation committee of a company that has an executive officer that serves on our board of directors or compensation committee. No member of our board of directors serves as an executive officer of a company in which one of our executive officers serves as a member of the board of directors or compensation committee of that company.

To the extent any members of our compensation committee and affiliates of theirs have participated in transactions with us meeting the requirements of Item 404 of Regulation S-K, a description of those transactions is described in “Certain Relationships and Related Party Transactions.”  See “Item 10. Directors, Executive Officers and Corporate Governance — Committees of the Board of Directors” for further information regarding our compensation committee.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number and percentage of outstanding shares of common stock and other classes of our equity securities entitled to vote on all matters submitted to a vote by holders of common stock beneficially owned as of March 30, 2012, by (i) each of our directors and named executive officers; (ii) all persons who are known by us to be beneficial owners of more than 5% of our outstanding common stock; and (iii) all of our executive officers and directors as a group.  The percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Unless otherwise noted, to our knowledge and subject to community property laws where applicable, each of the persons listed below has sole voting and investment power with respect to the shares indicated as beneficially owned by such person.  Our common stock is our only class of securities whose holders are currently entitled to vote.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Class(1)(2)

Andrew Levi 19111 North Dallas Parkway, Suite 200 Dallas, TX 75287	56,990,348	(3)	44.2%

Richard Fennessy 19111 North Dallas Parkway, Suite 200 Dallas, TX 75287	3,354,807	(4)	2.6%

Paul Jarvie 19111 North Dallas Parkway, Suite 200 Dallas, TX 75287	4,640,862	(4)	3.6%

J. Andrew Kerner 19111 North Dallas Parkway, Suite 200 Dallas, TX 75287	3,348,900	(4)	2.6%

James Rose 19111 North Dallas Parkway, Suite 200 Dallas, TX 75287	3,249,668	(4)	2.5%

Esousa Holdings LLC(5) 317 Madison Ave., Suite 1621 New York, NY 10017	12,487,350	(6)	9.70%

LMD Capital, LLC(7) 2828 N. Harwood, Suite 1700 Dallas, TX 75201	12,487,350	(8)	9.70%

All directors and executive officers as a group (6 persons)	71,584,585		55.6%

(1)                                 Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of the date of this prospectus, except as otherwise noted. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)                                 These percentages have been calculated based on 128,851,748 shares of common stock outstanding as of March 30, 2012.

(3)                                 Includes 3,733,428 shares held by Aztec Systems, Inc.  Mr. Levi is the chief executive officer and majority owner of Aztec Systems, Inc., and has voting and dispositive control over such shares.

(4)                                 Includes 93,750 shares issuable upon exercise of vested stock options.

(5)                                 Rachel Glicksman, as managing director of Esousa Holdings LLC, has voting and dispositive control over such shares.

(6)                                Does not include 750,000 shares of Series A Convertible Preferred Stock, or the shares of common stock into which they are convertible at a conversion price of $0.0679 per share. Under the terms of the Series A Convertible Preferred Stock, the holder may not convert the Series A Convertible Preferred Stock to the extent (but only to the extent) that such holder or any of its affiliates would beneficially own a number of shares of common stock which would exceed 4.99%.  The holders of Series A Convertible Preferred Stock are entitled to voting rights only to the extent that they are able to convert their shares of Series A Convertible Preferred Stock into shares of common stock.  Therefore, these shares of Series A Convertible Preferred Stock currently have no voting rights.  Also does not include 11,045,655 shares of common stock that may be purchased upon the exercise of certain warrants.  Pursuant to the terms of such warrants, the holder may not exercise the warrants to the extent (but only to the extent) such holder or any of its affiliates would beneficially own a number of shares of common stock which would exceed 4.99%.

(7)                             Steven B. Solomon, as managing director of LMD Capital, LLC, has voting and dispositive control over such shares.

(8)                             Does not include 950,000 shares of Series A Convertible Preferred Stock, or the shares of common stock into which they are convertible at a conversion price of $0.0679 per share. Under the terms of the Series A Convertible Preferred Stock, the holder may not convert the Series A Convertible Preferred Stock to the extent (but only to the extent) that such holder or any of its affiliates would beneficially own a number of shares of common stock which would exceed 4.99%.  The holders of Series A Convertible Preferred Stock are entitled to voting rights only to the extent that they are able to convert their shares of Series A Convertible Preferred Stock into shares of common stock.  Therefore, these shares of Series A Convertible Preferred Stock currently have no voting rights.  Also does not include 13,991,165 shares of common stock that may be purchased upon the exercise of certain warrants.  Pursuant to the terms of such warrants, the holder may not exercise the warrants to the extent (but only to the extent) such holder or any of its affiliates would beneficially own a number of shares of common stock which would exceed 4.99%.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Aztec Systems, Inc. is a corporation that provides us with administrative and technical support services.  The majority owner of Aztec Systems, Inc. is Andrew Levi, our chairman and chief executive officer. For the fiscal year 2011, we have incurred management fees of $43,104 and software development fees of $486,795 related to Aztec Systems, Inc. At December 31, 2011, we had accounts payable of $254,838 owed to Aztec Systems, Inc.

On September 1, 2011, in connection with our reverse merger and succession to the business of business of Blue Calypso Holdings, Inc. as our sole line of business, we transferred all of our pre-reverse merger operating assets and liabilities to JJ&R Ventures Holdings, Inc., a Delaware corporation and our wholly owned subsidiary. Immediately after this transfer, we transferred all of JJ&R Ventures Holdings, Inc.’s outstanding capital stock to Deborah Flores, our then-majority stockholder and our former president, treasurer, treasurer and sole director, in exchange for the cancellation of 51,000,000 shares of our common stock held by Ms. Flores.

Independent Directors

Our board of directors has determined that each of Messrs. Paul Jarvie, J. Andrew Kerner, Richard Fennessy and James Rose is independent within the meaning of applicable listing rules of the Nasdaq Stock Market and the rules and regulations promulgated by the Securities and Exchange Commission. We anticipate that we will add additional independent directors in the future.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our financial statements as of December 31, 2010 and 2011 and for the years ended December 31, 2010 and 2011 included in this prospectus have been audited by Montgomery Coscia Greilich LLP, Certified Public Accountants, an independent registered public accounting firm, as stated in its report appearing in the registration statement, and are included in reliance upon the report of such firm given upon its authority as experts in accounting and auditing.

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of Blue Calypso, Inc, for the annual 2011financial statement and JJ&R Ventures, Inc. annual 2010 financial statement and review of financial statements included in JJ&R’s 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $43,966 for fiscal year ended 2011 and $14,000 for fiscal year ended 2010.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of JJ&R’s financial statements that are not reported above were $0 for fiscal year ended 2011 and $0 for fiscal year ended 2010.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $2,165 for fiscal year ended 2011 and $575 for fiscal year ended 2010.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal year ended 2011 and $0 for fiscal year ended 2010.

Our audit committee will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)  Exhibits

Exhibit
#	Description

2.1*	Agreement and Plan of Merger and Reorganization, dated as of September 1, 2011, by and among Blue Calypso, Inc., Blue Calypso Acquisition Corp., and Blue Calypso Holdings, Inc.

2.2**	Agreement and Plan of Merger of Blue Calypso, Inc., a Nevada corporation, with and into Blue Calypso, Inc., a Delaware corporation, dated September 9, 2011.

3.1**	Certificate of Incorporation

3.2**	Certificate of Designation of Series A Convertible Preferred Stock

3.3**	Bylaws

10.1*	2011 Long-Term Incentive Plan

10.2*	Form of Incentive Stock Option Agreement

10.3*	Form of Non-Qualified Stock Option Agreement

10.4*	Form Restricted Stock Award Agreement

10.5*	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated as of September 1, 2011

10.6*	Stock Purchase Agreement, by and between Blue Calypso, Inc. and Deborah Flores, dated as of September 1, 2011

10.7*	Securities Purchase Agreement, dated as of September 1, 2011, by and among Blue Calypso, Inc. and certain purchasers set forth therein

10.8*	Registration Rights Agreement, dated as of September 1, 2011, by and among Blue Calypso, Inc. and certain purchasers set forth therein

10.9*	Form of Warrant

10.10***	Letter Agreement, dated January 16, 2012, by and between Blue Calypso, Inc. and Aztec Systems, Inc.

10.11***	Promissory Note, dated January 17, 2012, issued by Blue Calypso, Inc. to Aztec Systems, Inc.

14+	Code of Ethics

21.1+	List of Subsidiaries

23.1+	Consent of Montgomery Coscia Greilich LLP, Certified Public Accountants

31.1+^	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+^	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+^	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+^	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following information from the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity and (iv) Consolidated Statements of Cash Flows

* Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2011.

** Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2011.

*** Incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2012.

+ Filed herewith.

^ The Exhibit attached to this Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as expressly set forth by specific reference in such filing.

(b)  Reports on Form 8-K

None.

(c)  Financial Statement Schedules

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Calypso, Inc.

Date: April 16, 2012
/s/ Andrew Levi
Andrew Levi
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew Levi	President, Chief Executive Officer and	April 16, 2012
Andrew Levi	Director

/s/ David Polster	Chief Financial Officer	April 16, 2012
David Polster

/s/ Paul Jarvie	Director	April 16, 2012
Paul Jarvie

/s/ J. Andrew Kerner	Director	April 16, 2012
J. Andrew Kerner

/s/ Richard Fennessy	Director	April 16, 2012
Richard Fennessy

/s/ James Rose	Director	April 16, 2012
James Rose

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Blue Calypso, Inc., and Subsidiary

We have audited the accompanying consolidated balance sheets of Blue Calypso, Inc. and subsidary (a development stage company, the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the years then ended and the period from September 11, 2009 (inception) to December 31, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether these financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blue Calypso, Inc. and subsidiary as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and for the period from September 11, 2009 (inception) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has had recurring losses from operations, negative cash flows from operating activities and has an accumulated deficit.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ MONTGOMERY COSCIA GREILICH LLP
MONTGOMERY COSCIA GREILICH LLP
Plano, Texas
April 9, 2012

BLUE CALYPSO INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	371,393	113,511
Accounts Receivable	51,901	—
Prepaid expenses	34,806	10,819
Total current assets	458,100	124,330

Property and equipment, net of accumulated depreciation of $2,397 and $141 in 2011 and 2010 respectively	21,384	4,224

Capitalized software development costs, net of accumulated amortization of $133,279 and $11,937 in 2011 and 2010, respectively	814,874	440,579

Total assets	$1,294,358	$569,133

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	68,162	15,663
Accounts payable-affiliate	254,838	105,415
Accrued liabilities	96,962	55,780
Unearned revenue	24,174	6,963
Total current liabilities	444,136	183,821

Notes payable	—	675,000
Notes payable-affiliate	—	100,000
Total liabilities	444,136	958,821

Stockholders’ equity (deficit)
Series A Convertible Preferred stock, par value $.0001 per share (Authorized 5,000,000 shares; issued and outstanding 1,500,000 shares)	150	—
Common stock, par value $.0001 per share (Authorized 680,000,000 shares; issued and outstanding 126,845,641 shares as of 12/31/11 and 72,185,591 shares at 12/31/10 respectively)	12,685	7,219
Additional paid in capital	4,666,929	15,864
Deferred compensation	(1,581,954)	(83)
Accumulated deficit during development stage	(2,247,588)	(412,688)
Total stockholders’ equity (deficit)	850,222	(389,688)

Total liabilities and stockholders’ equity (deficit)	1,294,358	$569,133

The accompanying notes are an integral part of these consolidated financial statements.

BLUE CALYPSO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

			FROM INCEPTION
			SEP 11, 2009 TO
	2011	2010	DEC 31, 2011

REVENUE	$51,590	$37	$51,627
COST OF REVENUE	111,511	0	111,511
GROSS LOSS	(59,921)	37	(59,884)

OPERATING EXPENSES
Sales and marketing	731,483	136,179	867,662
General and administrative	807,179	193,005	1,023,837
Other operating expenses	55,276	30,971	86,247
Depreciation and Amortization	123,624	12,101	135,725
	1,717,562	372,256	2,113,471

LOSS FROM OPERATIONS	(1,777,483)	(372,219)	(2,173,355)

OTHER INCOME (EXPENSE)
Interest income	0	15	15
Interest expense	(57,417)	(16,831)	(74,248)
	(57,417)	(16,816)	(74,233)

LOSS BEFORE INCOME TAX PROVISION	(1,834,900)	(389,035)	(2,247,588)

INCOME TAX PROVISION	—	—	—

NET LOSS	(1,834,900)	$(389,035)	$(2,247,588)

Loss per share:
Basic and Diluted	$(0.02)	$(0.01)

Weighted Average Shares Outstanding
Basic and Diluted	90,751,588	56,393,098

The accompanying notes are an integral part of these consolidated financial statements.

BLUE CALYPSO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

PERIOD FROM SEPTEMBER 11, 2009 (DATE OF INCEPTION) TO DECEMBER 31, 2011

							Accumulated
							Deficit During	Total
	Preferred Stock		Common Stock		Additional	Deferred	Development	Stockholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Compensation	Stage	Equity (Deficit)

Beginning Balance, September 11, 2009		$—	—	$—	$—	$—	$—	$—

Net Loss	—	—	—	—	—	—	(23,653)	(23,653)

Ending Balance, December 31, 2009			—	—	—	—	(23,653)	(23,653)

Shares issued at $.0001 per share-3/10/2010			65,448,269	6,545	(5,525)	—	—	1,020

Affiliate payable converted to equity- 3/31/10			—	—	21,958	—	—	21,958

Net loss	—	—	—	—	—	—	(5,296)	(5,296)

Ending Balance, March 31, 2010			65,448,269	6,545	16,433	—	(28,949)	(5,971)

Restricted shares issued- 6/10/2010			5,133,198	513	(433)	(80)	—	—

Net loss	—	—	—	—	—	—	(82,668)	(82,668)

Ending Balance, June 30, 2010			70,581,467	7,058	16,000	(80)	(111,617)	(88,639)

Restricted shares issued- 9/20/2010			1,604,124	161	(136)	(25)	—	—

Net loss	—	—	—	—	—	—	(115,880)	(115,880)

Ending Balance, September 30, 2010			72,185,591	7,219	15,864	(105)	(227,497)	(204,519)

Restricted shares vested as of 12/31/10			—	—	—	22	—	22

Net loss	—	—	—	—	—	—	(185,191)	(185,191)

Ending Balance, December 31, 2010			72,185,591	7,219	15,864	(83)	(412,688)	(389,688)

Restricted shares issued- 1/10/11			1,283,300	128	(108)	(20)	—	—

Additional Paid-In Capital			—	—	10	—	—	10

Restricted shares vested as of 03/31/11			—	—	—	12	—	12

Net loss	—	—	—	—	—	—	(174,767)	(174,767)

Ending Balance, March 31, 2011			73,468,891	7,347	15,766	(91)	(587,455)	(564,433)

Restricted shares issued- 4/29/11			1,283,299	128	(108)	(20)	—	—

Restricted shares vested as of 06/30/11			—	—	—	15	—	15

Net loss	—	—	—	—	—	—	(235,432)	(235,432)

Ending Balance, June 30, 2011			74,752,190	7,475	15,658	(96)	(822,887)	(799,850)

Restricted shares cancelled 7/25/11			(2,887,423)	(288)	192	96	—	—

Restricted shares vested as of 09/30/11			—	—	—	—	—	—

Conversion of Debt 9/1/11			28,135,234	2,814	1,562,274	—	—	1,565,088

Reverse merger shares issued 9/1/11			24,974,700	2,497	(2,497)	—	—	—

Restricted shares issued- 9/8/11			320,825	32	21,752	(21,784)	—	(0)

Net loss	—	—	—	—	—	—	(621,271)	(621,271)

Ending Balance, September 30, 2011			125,295,526	12,530	1,597,379	(21,784)	(1,444,158)	143,967

Additional Paid-In Capital-Compensation Expense					4,239			4,239

Conversion of Debt to Pref Stock 10/17/11	1,500,000	150			1,499,850			1,500,000

Restricted shares vested as of 10/1/11						5,446		5,446

Restricted shares issued- 12/30/11			1,550,115	155	1,565,461	(1,565,616)	—	—

Net loss	—	—	—	—	—	—	(803,430)	(803,430)

Ending Balance, December 31, 2011	1,500,000	$150	126,845,641	12,685	4,666,929	(1,581,954)	(2,247,588)	850,222

The accompanying notes are an integral part of these consolidated financial statements.

BLUE CALYPSO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

			FROM INCEPTION
			SEP 11, 2009 TO
	2011	2010	DEC 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,834,900)	$(389,035)	$(2,247,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	118,179	12,079	$130,258
Amortization of vested restricted stock	5,446	22	$5,468
(Increase) decrease in assets:
Accounts receivable	(51,901)	—	$(51,901)
Prepaid expenses and other current assets	(23,987)	(10,819)	$(34,806)
Increase (decrease) in liabilities:
Accounts payable	52,499	15,663	$68,162
Accounts payable-affiliate	149,423	103,720	$276,796
Accrued expenses	41,182	55,780	$96,962
Deferred revenue	17,211	6,963	$24,174
Cash used in operating activities	(1,526,848)	(205,627)	(1,732,475)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for software development	(490,218)	(352,517)	$(842,735)
Cash paid for purchases of fixed assets	(19,416)	(4,365)	$(23,781)
Cash used in investing activities	(509,634)	(356,882)	$(866,516)

CASH FLOWS FROM FINANCING ACTIVITIES
Contributed capital received	150	1,020	$1,170
Conversion of NP Affiliate to equity	100,000	100,000	$200,000
Conversion of Notes Payable to equity	2,194,214	575,000	$2,769,214
Cash provided by financing activities	2,294,364	676,020	2,970,384

Net increase in cash	257,882	113,511	$371,393
Cash at beginning of year	113,511	—	$—
Cash at end of year	$371,393	$113,511	$371,393

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$—	$—	$—
Cash paid for taxes	$—	$—	$—
Non-cash investing and financing activities:			$—
Affiliate payable converted to equity	$200,000	$21,958	$221,958
Affiliate payable converted to note payable	$(100,000)	$100,000	$—

The accompanying notes are an integral part of these consolidated financial statements..

BLUE CALYPSO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

1.  Organization and Nature of Business

Blue Calypso Holdings, Inc. (a development stage company) a Texas corporation (“BCHI”), was formed in February 2010 as an investment entity to hold a 100% single-member ownership interest in Blue Calypso, LLC, a Texas Limited Liability Company formed on September 11, 2009.  The companies are under common control and in February 2010 were merged for strategic operating purposes.

On September 1, 2011, BCHI executed a share exchange agreement and merged with a public shell company Blue Calypso Acquisition, Corp., a wholly-owned subsidiary of Blue Calypso, Inc. (formerly known as “JJ&R Ventures, Inc.”).  The Merger was accounted for as a reverse-merger and recapitalization in accordance with the generally accepted accounting principles in the United States.  BCHI is the acquirer for financial reporting purposes and Blue Calypso, Inc. is the acquired company.  Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the Merger will be those of BCHI and will be recorded at its historical cost basis. Common stock and corresponding capital amounts of BCHI pre-merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger.  On December 16, 2011 Blue Calypso Holdings, Inc. was merged into its 100% sole-owner, Blue Calypso, Inc. The operations after completion of the Merger include those of Blue Calypso Inc. and Blue Calypso, LLC.

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

2.  Summary of Significant Accounting Policies

Development Stage Company

The Company is a development stage company as defined by ASC 915 Development Stage Entities and is still devoting substantial efforts on establishing the business. Its principal operations have commenced but there has been no significant revenue thus far. All losses accumulated since inception, have been considered as part of the Company’s development stage activities.

Basis of Presentation

The financial statements are stated in U.S. dollars and include the accounts of Blue Calypso, Inc. and BCHI which were merged effective December 16, 2011. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

BLUE CALYPSO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

2.  Summary of Significant Accounting Policies, continued

Segments

The Company operates in a single segment.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605 “Revenue Recognition”, when persuasive evidence of an arrangement exists, the fee is fixed or determinable, delivery of the product has occurred or services have been rendered and collectability is reasonably assured. Revenue includes fees received from customers for advertising and marketing services provided by the Company and is recognized as earned when brand loyalists personally endorse and share the advertising campaigns with others in their digital social stream.

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

Intangible Assets

Software development costs are accounted for in accordance with FASB ASC 350-40, Intangibles — Goodwill and Other: Internal Use Software. According to ASC 350-40 capitalization of costs shall begin when both of the following occur: a) preliminary project stage is completed, b) management, with the relevant authority, implicitly or explicitly authorizes and commits to funding a computer software project and it is probable that the project will be completed and the software will be used to perform the function intended. The costs capitalized

BLUE CALYPSO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

2.  Summary of Significant Accounting Policies, continued

include fees paid to third parties for services provided to develop the software during the application development stage, payroll and payroll-related costs such as costs of employee benefits for employees who are directly associated with and who devote time to the internal-use computer software project on activities that include coding and testing during the applicationdevelopment stage and interest costs incurred while developing internal-use computer software (in accordance with ASC 835-20).  Once the software is ready for its intended use, the costs are amortized using straight-line method over the estimated useful life of up to five years. The unamortized capitalized cost of the software is compared annually to the net realizable value. The amount by which the unamortized capitalized costs of the internal use software exceed the net realizable value of that asset is written off.

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

BLUE CALYPSO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

2.  Summary of Significant Accounting Policies, continued

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

The Company follows the authoritative guidance prescribing comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return.  This guidance requires that a company recognize in its financial statements the impact of tax positions that meet a “more likely than not” threshold, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

Loss per Share

We have presented basic loss per share, computed on the basis of the weighted average number of common shares outstanding during the year, and diluted loss per share, computed on the basis of the weighted average number of common shares and all potentially dilutive common shares outstanding during the year. Potential common shares result from stock options, vesting of restricted stock grants and convertible notes. However, for the years presented, all outstanding stock options, restricted stock grants and convertible notes are anti-dilutive due to the losses incurred. Anti-dilutive common stock equivalents of 2,420,000 and 320,825 shares were excluded from the loss per share computation for 2011 and 2010, respectively.

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

Concentrations of Credit Risk

Significant concentrations of credit risk may arise from the Company’s cash maintained in the bank.  The Company maintains cash in quality financial institution, however, at times, cash balance may exceed the federal deposit insurance limits (FDIC limits).  As of December 31, 2011 the cash balance with the bank exceeded the $250,000 FDIC limit, but is covered under the temporary unlimited deposit insurance coverage for non-interest bearing transaction accounts through December 31, 2011, and so there was no significant credit risk.

BLUE CALYPSO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

2.  Summary of Significant Accounting Policies, continued

Advertising and Marketing

The Company’s advertising and marketing costs, which consist primarily of marketing and trade show costs, business development and printed promotional and sales presentation materials, are charged to expense when incurred.  The advertising and marketing expense was $237,249 and $25,253 for the years ended December 31, 2011 and 2010, respectively.

Recent Accounting Pronouncements

In July 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-06-Other Expenses (Topic 720): Fees Paid to the Federal Government by Health Insurers (a consensus of the FASB Emerging Issues Task Force) . This ASU is effective for periods ending after December 31, 2013.  We do not expect this ASU 2011-06 to apply to the Company or to have a material effect on the financial position, results of operations or cash flows.

In December 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-10-Property, Plant, and Equipment (Topic 360): De-recognition of in Substance Real Estate—a Scope Clarification (a consensus of the FASB Emerging Issues Task Force) . This ASU is effective for periods after June 15, 2012.  We do not expect this ASU 2011-10 to apply to the Company or to have a material effect on the financial position, results of operations or cash flows.

3.  Property and Equipment

Property and equipment consist of the following at December 31, 2011 and 2010:

	12/31/2011	12/31/2010
Office Equipment	23,781	4,365
Less: Accumulated depreciation	(2,397)	(141)
Net property and equipment	$21,384	$4,224

Depreciation expense was $2,256 and $141 for the years ended December 31, 2011 and 2010, respectively.

4.  Intangibles

Intangible assets consist of the following at December 31, 2011 and 2010:

	12/31/2011	12/31/2010
Capitalized Software Development Costs	948,153	452,516
Less: Accumulated amortization	(133,279)	(11,937)
Net capitalized development costs	$814,874	$440,579

BLUE CALYPSO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

4.  Intangibles, continued

The capitalized software development costs include $8,890 and $7,805 interest capitalized for the years ended December 31, 2011 and 2010, respectively.  The amortization expense relating to the capitalized development costs was $121,342 and $11,937 for the years ended December 31, 2011 and 2010, respectively.  Amortization expense for the next five years is estimated to be as follows:

2012	190,579
2013	190,579
2014	190,579
2015	167,394
2016	75,743
$814,874

5.  Income Tax Provision

The company’s income taxes are recorded in accordance with ASC 740 “Income Taxes”. The tax effects of the Company’s temporary differences that give rise to significant portions of the deferred tax assets as of December 31, 2011 and 2010 consisted primarily of net operating losses totaling $625,082 and $140,306 which were fully reserved.  Deferred tax assets and liabilities are computed by applying the effective U.S. federal and state income tax rate to the gross amounts of temporary differences and other tax attributes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At December 31, 2011 and 2010, the Company believed it was more likely than not that future tax benefits from net operating loss carry-forwards and other deferred tax assets would not be realizable through generation of future taxable income and accordingly deferred tax assets are fully reserved.

6.  Long Term Debt - Notes Payable

At August 31, 2011, the company had convertible subordinated notes payable issued to eleven entities/individuals.  The notes accrued simple interest at the rate of 8% per annum.  The principal amount of the notes, along with all accrued interest thereon was subject to automatic conversion upon the next financing transaction in which the Company sells shares of its capital stock to an outside vendor in an arm’s length transaction.  The principal balance of $1,475,000 (including notes payable to affiliate of $200,000) and accrued interest thereon of $90,088 were converted into 28,135,234 common shares as of September 1, 2011.

BLUE CALYPSO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

7.  Stockholders’ Equity (Deficit)

On September 1, 2011 and as part of the reverse merger, the Company issued convertible promissory notes (the “Promissory Notes”) to two accredited investors in a private placement transaction (the “Private Placement”) pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) in the aggregate principal amount of One Million Five Hundred Thousand Dollars ($1,500,000) and five-year warrants (the “Warrants”) to purchase up to 22,091,311 shares of the Company’s common stock at an exercise price of $0.10 per share. The notes are due December 1, 2011 and accrue no interest. The Promissory Notes are automatically convertible at $1 into One Million Five Hundred Thousand (1,500,000) shares of the Company’s Series A Convertible Preferred Stock (“Series A Preferred”) immediately upon the creation of the Series A Preferred by the Company. The Series A Preferred stock was approved October 17, 2011 and the notes were immediately converted into 1,500,000 preferred shares. The Series A Preferred shares are convertible into shares of the Company’s common stock at a conversion rate of $0.0679 per share or 22,091,311 common shares. The conversion of preferred into common stock is limited to the extent that the beneficial owners own greater that 4.99% of the Company’s common stock.

Blue Calypso, Inc. is authorized to issue 685,000,000 shares of capital stock: 680,000,000 shares of common stock with voting rights at a par value of $.0001 and 5,000,000 shares of Series A Convertible Preferred Stock, also at $.0001 par value per share.  There were 126,845,641 shares of common stock issued and outstanding as of December 31, 2011.  There were 1,500,000 shares of preferred stock were issued and outstanding as of December 31, 2011.  The Company did not make or declare any distributions to shareholders during the year ended December 31, 2011 or December 31, 2010.

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

Stock Options

During 2011 the Company granted options to purchase 2,420,000 shares of the Company’s common stock to non-employee board members and other consultants under the Plan.  The options vest pro rata quarterly over two years.

The fair value for the Company’s options were estimated at the date of grant using the Black-Scholes option pricing model with the weighted average assumptions as noted in the following table.  The Black-Scholes option valuation model incorporate ranges of assumptions for inputs, and those ranges are disclosed below.  Expected volatilities are based on similar industry-sector

BLUE CALYPSO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

7.  Stockholders’ Equity (Deficit), continued

indices.  The expected life of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate assumption is based on market yield on U.S. Treasury securities at 2-year constant maturity, quoted on investment basis determined at the date of grant.

Assumptions used for employee stock options:
Risk-free interest rate	0.25%
Stock price volatility	20% - 37%
Expected life	2 years

Using the valuation assumptions noted above, the Company estimated the value of stock options granted during the year to be $33,910 and $0 for the years ended December 31, 2011 and December 31, 2010, respectively. All the 2,420,000 options were granted on September 8, 2011 when the stock price was estimated to be .0679 per share so there was no intrinsic value for any options granted. The value of these options is being amortized to stock-based compensation expense quarterly over their two year vesting period. The stock-based compensation expense recorded was $4,240 and $0 during year ended December 31, 2011 and December 31, 2010, respectively.

The following table summarizes the stock option activity as of December 31, 2011:

	Outstanding Options	Weighted Average Exercise Price
Balance, December 31, 2010	320,825	0.001
Granted	2,420,000	0.0679
Exercised	0	0
Cancelled	(320,825)	0.001
Balance, December 31, 2011	2,420,000	$0.0679
Exercisable at 12/31/11	302,500	$0.0679

Non-vested at 12/31/11	2,117,500	$0.0679

BLUE CALYPSO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

7.  Stockholders’ Equity (Deficit), continued

Restricted Stock

The restricted stock granted prior to the reverse merger transaction, have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger.

The following table summarizes the restricted stock activity for the period ended December 31, 2011:

Restricted Shares activity:
Restricted shares issued as of December 31, 2010	6,737,322
Granted prior to Reverse Merger	2,566,599
Granted subsequent to Reverse Merger	1,870,940
Expired and forfeited	(2,887,424)
Converted as part of the Reverse Merger	(6,416,497)
Vested	(80,206)
Unvested restricted shares as of December 31, 2011	1,790,734

A total of 320,825 shares were granted on September 8, 2011 when the stock price was estimated to be .0679 per share so the intrinsic value for restricted shares at date of issuance was .0679 per share or a total of $21,784. A total of 25% or 80,206 vest immediately while the remainder vest quarterly over three years from the date of grant.  A total of 1,550,115 shares were granted on December 30, 2011 when the most recent stock price was $1.01 per share so the intrinsic value for restricted shares at date of issuance was $1.01 per share or $1,550,616. These shares that were granted December 30, 2011 will vest over three years with one-third vesting on each anniversary date.  The share based compensation expense is $5,446 and $0 for year ended December 31, 2011 and December 31, 2010, respectively.

8.  Related Party Transactions

Aztec Systems, Inc. is an affiliate of the Company that provides administrative and technical support services to the Company.  The majority owner of Aztec Systems, Inc. is also the majority stockholder of the Company. The Company incurred management fees of $ 43,104 and $29,152, and software development fees of $486,795 and $361,616 relating to Aztec Systems for year ended December 31, 2011 and December 31, 2010, respectively. The Company had accounts payable to Aztec Systems of $254,838 and $105,415 as of December 31, 2011 and December 31, 2010, respectively.

BLUE CALYPSO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

9.  Liquidity-Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the Company will need additional financing to fully implement its business plan and establish a strong brand name.  There are no assurances that additional financing will be available on favorable terms, or at all. If additional financing is not available, the Company will need to reduce, defer or cancel development programs, planned initiatives and overhead expenditures. The failure to adequately fund its capital requirements could have a material adverse effect on the Company’s business, financial condition and results of operations. Moreover, the sale of additional equity securities to raise financing will result in additional dilution to the Company’s stockholders, and incurring additional indebtedness could involve the imposition of covenants that restrict the Company operations.  Company has incurred an accumulated deficit of $2,247,588 as of December 31, 2011.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

10.  Subsequent Events

The Company evaluated events or transactions occurring after December 31, 2011, the balance sheet date, through April 9, 2012, the date the financial statements were available to be issued, and determined any events or transactions which could impact the financial statements as of and for the year ended December 31, 2011.