Form 10-Q
period 2012-03-31
BLUE CALYPSO, INC.
filed 2012-05-15
CIK 1399587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of March 31, 2012 there were 126,845,640 shares of the issuer’s common stock outstanding.

Part 1 — Item 1

BLUE CALYPSO INC. AND SUBSIDIARY

( A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2012	December 31, 2011
	unaudited	audited
ASSETS
Current assets:
Cash and cash equivalents	$21,155	$371,393
Accounts Receivable	18,700	51,901
Prepaid expenses	38,646	34,806
Total current assets	78,501	458,100
Property and equipment, net of accumulated depreciation of $3,586 and $2,397 in 2012 and 2011 respectively	20,195	21,384
Capitalized software development costs, net of accumulated amortization of $187,431 and $133,279 in 2012 and 2011, respectively	937,694	814,874

Total assets	$1,036,390	$1,294,358
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$114,163	$68,162
Accounts payable-affiliate	58,143	254,838
Accrued liabilities	43,715	96,962
Unearned revenue	20,889	24,174

Total current liabilities	236,910	444,136
Notes payable	0	—
Notes payable-affiliate	344,993	—

Total liabilities	581,903	444,136
Stockholders’ equity (deficit)
Series A Convertible Preferred stock, par value $.0001 per share (Authorized 5,000,000 shares; issued and outstanding 1,500,000 shares)	150	150
Common stock, par value $.0001 per share (Authorized 680,000,000 shares; issued and outstanding 126,845,641 shares as of 3/31/12 and 12/31/11)	12,685	12,685
Additional paid in capital	4,866,929	4,666,929
Deferred compensation	(818,474)	(1,581,954)

Accumulated deficit during development stage	(3,606,803)	(2,247,588)

Total stockholders’ equity (deficit)	454,487	850,222

Total liabilities and stockholders’ equity (deficit)	$1,036,390	$1,294,358

BLUE CALYPSO, INC. AND SUBSIDIARY

( A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 AND THE PERIOD SEPTEMBER 11, 2009 (DATE OF INCEPTION) TO MARCH 31, 2012

	(UNAUDITED)
	Three months ended	Three months ended	FROM INCEPTION
	March 31,	March 31,	SEP 11, 2009 TO
	2012	2011	March 31, 2012

REVENUE	$584	$4,758	$52,211
COST OF REVENUE	92,707	72	204,218
GROSS LOSS	(92,123)	4,686	(152,007)

OPERATING EXPENSES
Sales and marketing	243,425	73,431	1,111,087
General and administrative	184,525	53,956	1,208,362

Other operating expenses (includes deferred compensation expense related to stock options)	778,101	14,757	864,348
Depreciation and Amortization	55,341	24,256	191,066
	1,261,392	166,400	3,374,863

LOSS FROM OPERATIONS	(1,353,515)	(161,714)	(3,526,870)

OTHER INCOME (EXPENSE)
Interest income	0	0	15
Interest expense	(5,700)	(13,053)	(79,948)
	(5,700)	(13,053)	(79,933)

LOSS BEFORE INCOME TAX PROVISION	(1,359,215)	(174,767)	(3,606,803)

INCOME TAX PROVISION	—	—	—

NET LOSS	(1,359,215)	(174,767)	(3,606,803)

Loss per share:
Basic and Diluted	$(0.01)	$(0.00)

Weighted Average Shares Outstanding
Basic and Diluted	127,003,882	73,326,302

BLUE CALYPSO, INC. AND SUBSIDIARY

( A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

PERIOD FROM SEPTEMBER 11, 2009 (DATE OF INCEPTION) TO MARCH 31, 2012

(UNAUDITED)

							Accumulated	Total
							Deficit During	Stockholders’
	Preferred Stock		Common Stock		Additional	Deferred	Development	Equity
	Shares	Amount	Shares	Amount	Paid-In Capital	Compensation	Stage	(Deficit)

Beginning Balance, September 11, 2009		$—	—	$—	$—	$—	$—	$—
Net Loss	—	—	—	—	—	—	(23,653)	(23,653)

Ending Balance, December 31, 2009			—	—	—	—	(23,653)	(23,653)
Shares issued at $.0001 per share-3/10/2010			65,448,269	6,545	(5,525)	—	—	1,020
Affiliate payable converted to equity- 3/31/10			—	—	21,958	—	—	21,958
Net loss	—	—	—	—	—	—	(5,296)	(5,296)

Ending Balance, March 31, 2010			65,448,269	6,545	16,433	—	(28,949)	(5,971)
Restricted shares issued- 6/10/2010			5,133,198	513	(433)	(80)	—	—
Net loss	—	—	—	—	—	—	(82,668)	(82,668)

Ending Balance, June 30, 2010			70,581,467	7,058	16,000	(80)	(111,617)	(88,639)
Restricted shares issued- 9/20/2010			1,604,124	161	(136)	(25)	—	—
Net loss	—	—	—	—	—	—	(115,880)	(115,880)

Ending Balance, September 30, 2010			72,185,591	7,219	15,864	(105)	(227,497)	(204,519)
Restricted shares vested as of 12/31/10			—	—	—	22	—	22

Net loss	—	—	—	—	—	—	(185,191)	(185,191)

Ending Balance, December 31, 2010			72,185,591	7,219	15,864	(83)	(412,688)	(389,688)
Restricted shares issued- 1/10/11			1,283,300	128	(108)	(20)	—	—

Additional Paid-In Capital			—	—	10	—	—	10
Restricted shares vested as of 03/31/11			—	—	—	12	—	12
Net loss	—	—	—	—	—	—	(174,767)	(174,767)

Ending Balance, March 31, 2011			73,468,891	7,347	15,766	(91)	(587,455)	(564,433)
Restricted shares issued- 4/29/11			1,283,299	128	(108)	(20)	—	—
Restricted shares vested as of 06/30/11			—	—	—	15	—	15
Net loss	—	—	—	—	—	—	(235,432)	(235,432)

Ending Balance, June 30, 2011			74,752,190	7,475	15,658	(96)	(822,887)	(799,850)
Restricted shares cancelled 7/25/11			(2,887,423)	(288)	192	96	—	—
Restricted shares vested as of 09/30/11			—	—	—	—	—	—
Conversion of Debt 9/1/11			28,135,234	2,814	1,562,274	—	—	1,565,088
Reverse merger shares issued 9/1/11			24,974,700	2,497	(2,497)	—	—	—
Restricted shares issued- 9/8/11			320,825	32	21,752	(21,784)	—	(0)
Net loss	—	—	—	—	—	—	(621,271)	(621,271)

Ending Balance, September 30, 2011			125,295,526	12,530	1,597,379	(21,784)	(1,444,158)	143,967
Additional Paid-In Capital-Compensation Expense					4,239			4,239
Conversion of Debt to Pref Stock 10/17/11	1,500,000	150			1,499,850			1,500,000
Restricted shares vested as of 10/1/11						5,446		5,446
Restricted shares issued- 12/30/11			1,550,115	155	1,565,461	(1,565,616)	—	—
Net loss	—	—	—	—	—	—	(803,430)	(803,430)

Ending Balance, December 31, 2011	1,500,000	$150	126,845,641	$12,685	$4,666,929	$(1,581,954)	$(2,247,588)	$850,222
Additional Paid-In Capital-Compensation Expense					—			—
Purchase of Preferred Stock					200,000			200,000
Stock Options - Deferred Income						763,480		763,480
Net loss	—	—	—	—	—	—	(1,359,215)	(1,359,215)

Ending Balance, March 31, 2012	1,500,000	$150	126,845,641	$12,685	$4,866,929	$(818,474)	$(3,606,803)	$454,487

BLUE CALYPSO, INC. AND SUBSIDIARY

( A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended	Three months ended	FROM INCEPTION
	March 31,	March 31,	SEP 11, 2009 TO
	2012	2011	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,359,215)	$(174,767)	$(3,606,803)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	55,341	257	185,599
Amortization of vested restricted stock and options	763,480	—	768,948
(Increase) decrease in assets:			—
Accounts receivable	33,201	—	(18,700)
Prepaid expenses and other current assets	(3,840)	5,910	(38,646)
Increase (decrease) in liabilities:			—
Accounts payable	46,001	27,002	114,163
Accounts payable-affiliate	(196,695)	43,420	80,101
Accrued expenses	(53,247)	(5,724)	43,715
Deferred revenue	(3,284)	11,210	20,890
Cash used in operating activities	(718,258)	(92,692)	(2,450,733)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for software development	(176,973)	(50,374)	(1,019,708)
Cash paid for purchases of fixed assets	—	(2,305)	(23,781)
Cash used in investing activities	(176,973)	(52,679)	(1,043,489)
CASH FLOWS FROM FINANCING ACTIVITIES
Contributed capital received	—	22	1,170
Increase in Notes Payable - Affiliate	344,993		344,993
Increase in Notes Payable		100,000	—
Conversion of NP Affiliate to equity	—	—	200,000
Purchase of Stock	200,000	—	2,969,214
Cash provided by financing activities	544,993	100,022	3,515,377
Net increase (decrease) in cash	(350,238)	(45,349)	21,155
Cash at beginning of year	371,393	113,511	—
Cash at end of year	$21,155	$68,162	$21,155
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$—	$—	$—
Cash paid for taxes	$—	$—	$—
Non-cash investing and financing activities:			$—
Affiliate payable converted to equity	$—	$—	$221,958
Affiliate payable converted to note payable	$344,993	$—	$344,993

BLUE CALYPSO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

(unaudited)

1.  Organization and Nature of Business

Blue Calypso Holdings, Inc. (a development stage company) a Texas corporation (“BCHI”), was formed in February 2010 as an investment entity to hold a 100% single-member ownership interest in Blue Calypso, LLC, a Texas Limited Liability Company formed on September 11, 2009.  The companies are under common control.

On September 1, 2011, BCHI executed a share exchange agreement and merged with a public shell company Blue Calypso Acquisition, Corp., a wholly-owned subsidiary of Blue Calypso, Inc. (formerly known as “JJ&R Ventures, Inc.”).  The Merger was accounted for as a reverse-merger and recapitalization in accordance with the generally accepted accounting principles in the United States.  BCHI is the acquirer for financial reporting purposes and Blue Calypso, Inc. is the acquired company.  Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the Merger will be those of BCHI and will be recorded at its historical cost basis. The operations after completion of the Merger include those of BCHI and Blue Calypso Inc.  Common stock and corresponding capital amounts of BCHI pre-merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger.  On December 16, 2011 Blue Calypso Holdings, Inc. was merged into its 100% sole-owner, Blue Calypso, Inc.

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

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

(unaudited)

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

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

(unaudited)

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

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

(unaudited)

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

Loss per Share

We have presented basic loss per share, computed on the basis of the weighted average number of common shares outstanding during the year, and diluted loss per share, computed on the basis of the weighted average number of common shares and all potentially dilutive common shares outstanding during the year. Potential common shares result from stock options, vesting of restricted stock grants and convertible notes. However, for the years presented, all outstanding stock options, restricted stock grants and convertible notes are anti-dilutive due to the losses incurred. Anti-dilutive common stock equivalents of 4,915,325 were excluded from the loss per share computation for the three months ended March 31, 2012.

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

Concentrations of Credit Risk

Significant concentrations of credit risk may arise from the Company’s cash maintained in the bank.  The Company maintains cash in quality financial institution, however, at times, cash balance may exceed the federal deposit insurance limits (FDIC limits).  As of March 31, 2012 the cash balance with the bank exceeded the $250,000 FDIC limit, but is covered under the temporary unlimited deposit insurance coverage for non-interest bearing transaction accounts through March 31, 2012, and so there was no significant credit risk.

BLUE CALYPSO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

(unaudited)

2.  Summary of Significant Accounting Policies, continued

Advertising and Marketing

The Company’s advertising and marketing costs, which consist primarily of marketing and trade show costs, business development and printed promotional and sales presentation materials, are charged to expense when incurred.  The advertising and marketing expense was $4,535 and $32,892 for the three month periods ended March 31, 2012 and 2011, respectively.

Recent Accounting Pronouncements

In July 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-06-Other Expenses (Topic 720): Fees Paid to the Federal Government by Health Insurers (a consensus of the FASB Emerging Issues Task Force). This ASU is effective for periods ending after December 31, 2013.  We do not expect this ASU 2011-06 to apply to the Company or to have a material effect on the financial position, results of operations or cash flows.

In December 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-10-Property, Plant, and Equipment (Topic 360): De-recognition of in Substance Real Estate—a Scope Clarification (a consensus of the FASB Emerging Issues Task Force). This ASU is effective for periods after June 15, 2012.  We do not expect this ASU 2011-10 to apply to the Company or to have a material effect on the financial position, results of operations or cash flows.

3.  Property and Equipment

Property and equipment consist of the following at March 31, 2012 and December 31, 2011:

	3/31/2012	12/31/2011
Office Equipment	23,781	23,781
Less: Accumulated depreciation	(3,586)	(2,397)
Net property and equipment	$20,195	$21,384

Depreciation expense was $1,189 for the three months March 31, 2012.

4.  Intangibles

Intangible assets consist of the following at March 31, 2012 and December 31, 2011:

	3/31/2012	12/31/2011
Capitalized Software Development Costs	1,125,125	948,153
Less: Accumulated amortization	(187,431)	(133,279)
Net capitalized development costs	937,694	$814,874

BLUE CALYPSO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

(unaudited)

4.  Intangibles, continued

The amortization expense relating to the capitalized development costs was $54,152 and $23,999 for the three months ended March 31, 2012 and 2011, respectively.  Amortization expense for the next five years is estimated to be as follows:

Capitalized Development Cost Amortization

2012	162,972
2013	225,973
2014	225,973
2015	202,788
2016	110,139
2017	8,849
937,694

5.  Income Tax Provision

The company’s income taxes are recorded in accordance with ASC 740 “Income Taxes”. The tax effects of the Company’s temporary differences that give rise to significant portions of the deferred tax assets as of March 31, 2012 and 2011 consisted primarily of net operating losses totaling $1,359,215 and $174,766 which were fully reserved.  Deferred tax assets and liabilities are computed by applying the effective U.S. federal and state income tax rate to the gross amounts of temporary differences and other tax attributes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At March 31, 2012, the Company believed it was more likely than not that future tax benefits from net operating loss carry-forwards and other deferred tax assets would not be realizable through generation of future taxable income and accordingly deferred tax assets are fully reserved.

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

BLUE CALYPSO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

(unaudited)

7.  Stockholders’ Equity (Deficit)

On September 1, 2011 and as part of the reverse merger, the Company issued convertible promissory notes (the “Promissory Notes”) to two accredited investors in a private placement transaction (the “Private Placement”) pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) in the aggregate principal amount of One Million Five Hundred Thousand Dollars ($1,500,000) and five-year warrants (the “Warrants”) to purchase up to 22,091,311 shares of the Company’s common stock at an exercise price of $0.10 per share. The notes are due December 1, 2011 and accrue no interest. The Promissory Notes are automatically convertible at $1 into One Million Five Hundred Thousand (1,500,000) shares of the Company’s Series A Convertible Preferred Stock (“Series A Preferred”) immediately upon the creation of the Series A Preferred by the Company. The Series A Preferred stock was approved October 17, 2011 and the notes were immediately converted into 1,500,000 preferred shares. The Series A Preferred shares are convertible into shares of the Company’s common stock at a conversion rate of $0.0679 per share or 22,091,311 common shares.  During the three months ended March 31, 2012, one of the two accredited investors purchased an additional 200,000 shares of Series A Preferred share that are convertible into the Company’s common stock at the a conversion rate of $0.0679 per share or 2,945,508 shares.  This increased the total convertible warrants to 25,036,818 shares.  The conversion of preferred into common stock is limited to the extent that the beneficial owners own greater that 4.99% of the Company’s common stock.

Blue Calypso, Inc. is authorized to issue 685,000,000 shares of capital stock: 680,000,000 shares of common stock with voting rights at a par value of $.0001 and 5,000,000 shares of Series A Convertible Preferred Stock, also at $.0001 par value per share.  There were 127,045,641 shares of common stock issued and outstanding as of March 31, 2012.  There were 1,700,000 shares of preferred stock were issued and outstanding as of March 31, 2012.  The Company did not make or declare any distributions to shareholders during the quarter ended March 31, 2012 or March 31, 2011.

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

Stock Options

During 2011 the Company granted options to purchase 2,420,000 shares of the Company’s common stock to non-employee board members and other consultants under the Plan.  The options vest pro rata quarterly over two years.  During the first three months ended March 31, 2012, the Company granted options to purchase 2,495,325 shares of the Company’s common stock to employees and a nonemployee advisory board member.  These options were granted at a range of strike prices and vesting schedules.   The fair value for the Company’s options were estimated at the date of grant using the Black-Scholes option pricing model with the weighted average assumptions as noted in the following table.  The Black-Scholes option valuation model incorporate ranges of assumptions for inputs, and those ranges are disclosed below.  Expected volatilities are based on similar

BLUE CALYPSO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

(unaudited)

7.  Stockholders’ Equity (Deficit), continued

industry-sector indices.  The expected life of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding.  The risk-free interest rate assumption is based on market yield on U.S. Treasury securities at 2-year constant maturity, quoted on investment basis determined at the date of grant.

Assumptions used for employee stock options:
Risk-free interest rate	0.25%
Stock price volatility	20% - 37%
Expected life	5.75 years

Using the valuation assumptions noted above, the Company estimated the value of stock options granted to be $1,953,072 and $0 for the three months ended March 31, 2012 and March 31, 2011, respectively. All the 2,420,000 options were granted on September 8, 2011 when the stock price was estimated to be .0679 per share so there was no intrinsic value for any options granted. The value of these options is being amortized to stock-based compensation expense consistently with the vesting events. The stock-based compensation expense recorded was $763,480 and $0 during quarter ended March 31, 2012 and March 31, 2011, respectively.  The following table summarizes the stock option activity as of March 31, 2012

Stock Option Activity for the three months ended 3/31/2012:

	Outstanding Options	Weighted Average Exercise Price
Balance, December 31, 2011	2,420,000	0.0679
Granted - Q1, 2012	2,495,325	0.3292
Balance, March 31, 2012	4,915,325	$0.2005
Exercisable at 3/31/12	1,806,108	$0.4025

Non-vested at 3/31/12	3,109,217	$0.0832

BLUE CALYPSO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

(unaudited)

7.  Stockholders’ Equity (Deficit), continued

Restricted Stock

The restricted stock granted prior to the reverse merger transaction, have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger.

The following table summarizes the restricted stock activity for the period ended March 31, 2012:

Restricted Shares activity:
Restricted shares issued as of December 31, 2011	1,870,940
Granted during three months ended March 31, 2012	200,000
Vested	(80,206)
Unvested restricted shares as of March 31, 2012	1,990,734

A total of 200,000 shares were granted on January 20, 2012 and vest on the second anniversary date. The share based compensation expense is $0 and $0 for quarter ended March 31, 2012 and March 31, 2011, respectively.

8.  Related Party Transactions

Aztec Systems, Inc. is an affiliate of the Company that provides administrative and technical support services to the Company.  The majority owner of Aztec Systems, Inc. is also the majority stockholder of the Company. The Company incurred management fees of $ 9,064 and $13,161 and software development fees of $176,775 and $70,570 relating to Aztec Systems for quarter ended March 31, 2012 and March 31, 2011, respectively. The Company had accounts payable to Aztec Systems of $58,143 and $176,775 as of March 31, 2012 and March 31, 2011, respectively.

The Company signed an agreement with Aztec Systems, Inc. under January 5, 2012, whereby the outstanding Accounts Payable balance due to Aztec was converted to a Note Payable to Aztec.  The terms of the note provides for Aztec to loan additional monies to the Company up to $30,000 per month until March, 2012.  The note has an interest rate of 8% per annum and is payable in full by September 30, 2012.

BLUE CALYPSO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

(unaudited)

9.  Liquidity-Going Concern

These financial statements have been prepared assuming that the Company is a going concern. The Company incurred a net loss in the years ended March 31, 2012 and 2011 and for the period from September 11, 2009 (inception) to March 31, 2012.

Management believes that the current cash and revenue should fund the Company’s expected burn rate into early in the third quarter of 2012.  The Company will require additional funds to continue operations.  Management is currently attempting to secure additional equity investment monies.  There is a high level of uncertainty as to whether these efforts will be successful.

10.  Subsequent Events

The Company evaluated events or transactions occurring after March 31, 2012, the balance sheet date, through May 8, 2012, the date the financial statements were available to be issued, and determined any events or transactions which could impact the financial statements as of and for the quarter ended March 31, 2012.

On April 19, 2012 the Company entered into a Private Placement with an existing stockholder.  This Private Placement resulted in a Securities Purchase Agreement whereby the Company issued (i) a senior secured convertible debenture in the original aggregate principal amount of $35,000  and (ii) a warrant to purchase 6,500,000 shares of common stock, $0.001 par value per share, of the Company, and the Buyer covenanted to purchase up to an additional $465,000 of senior secured convertible debentures in a series of four closing at such times as may be designated by the Company in its sole discretion through October 19, 2012

In connection with this Private Placement, the Company also entered into a Security Agreement, an Intellectual Property Security Agreement, Amendment No. 1 to the Common Stock Purchase Warrant, a Stockholder’s Agreement and various ancillary certificates, disclosure schedules and exhibits in support thereof, each dated April 19, 2012.  In addition, the subsidiary of the Company, Blue Calypso, LLC, entered into a Subsidiary Guarantee in favor of the Buyer, dated April 19, 2012.

ITEM 2.  PLAN OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following discussion and analysis of our financial condition and results of operations for the fiscal quarters ended March 31, 2012 and March 31, 2011 should be read in conjunction with “Selected Consolidated Financial Data” and our audited consolidated financial statements for the fiscal quarter ended March 31, 2011 and the notes to those statements filed as Exhibit 99.1 to our current report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2011. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements” below and elsewhere in this Quarterly Report.

Unless the context requires otherwise, references in this Form 10-Q to the “Company,” “we,” “our” and “us” for periods prior to the closing of the reverse merger on September 1, 2011 refer to Blue Calypso Holdings, Inc., a privately held Texas corporation that was merged into Blue Calypso, Inc. on December 16, 2011, and, references to the “Company,” “we,” “our” and “us” for periods subsequent to the closing of the reverse merger on September 1, 2011 and before October 19, 2011, refer to Blue Calypso, Inc., a Nevada corporation, and its subsidiaries, and references to the “Company,” “we,” “our” and “us” for periods subsequent to October 19, 2011, refer to Blue Calypso, Inc., a Delaware corporation, and its subsidiaries.

Cautionary Statement Regarding Forward-Looking Statements

We caution that any forward-looking statements contained or incorporated by reference in this Form 10-Q or made by our management involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Any such forward-looking statements are subject to risks and uncertainties. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially and adversely affected, and the trading price of our common stock could decline. We do not undertake to publicly update or revise our forward-looking statements even if our future changes make it clear that any projected results expressed or implied therein will not be realized.

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

•            technical problems with our products and services; and

•            loss or retirement of key executives.

Recent Events

Prior to September 1, 2011, we were a public shell company without material assets or liabilities. On September 1, 2011, Blue Calypso Holdings, Inc. completed a reverse merger with us, pursuant to which Blue Calypso Holdings, Inc. became our wholly-owned subsidiary and we succeeded to the business of Blue Calypso Holdings, Inc. as our sole line of business and the former security holders of Blue Calypso Holdings, Inc. became our controlling stockholders. For financial reporting purposes, Blue Calypso Holdings, Inc. was the accounting acquirer in the reverse merger and the former public shell company is considered the acquired company. On December 16,,2011 Blue Calypso Holdings, Inc. was merged into its sole-owner, Blue Calypso, Inc.  Accordingly, the historical financial statements presented and the discussion of financial condition and results of operations herein are those of Blue Calypso, Inc., and do not include the historical financial results of our former business. The accumulated earnings of Blue Calypso, Inc. were also carried forward after the reverse merger for all periods presented.  Operations reported for periods prior to the reverse merger are those of Blue Calypso Holdings, Inc.

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

Income Taxes

Income taxes are recorded in accordance with ASC 740, “Income Taxes.” Deferred income taxes are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. An allowance is provided when it is more likely than not that tax benefits will not be utilized, which is the case as of the March 31, 2012 financial statements.

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

Results of Operations

Comparison of Three Months Ended March 31, 2012 and 2011

Net Loss.  For the three months ended March 31, 2012, we had a net loss of $1,359,215, as compared to a net loss of $174,766 for the three months ended March 31, 2011.  The increase in net loss was due to two factors.  The first was related to an increase in expenses related to increased investment in sales, marketing, operations, development and administration in comparison to the three months ended March 31, 2011.  The second was related to the recording of a deferred compensation expense of $763,480 related to options vested during the three months ended March 31, 2012.

Revenue.  Revenue for the three months ended March 31, 2012 was $584, as compared to $4,758 in revenues for the same period in 2011.  We are a development stage company and have had modest revenue to date.

Cost of Revenue.  Cost of revenue is primarily comprised of payments to endorsers for promoting advertiser content.  Our cost of revenue was $92,707 for the three months ended March 31, 2012, as compared to $72 for the same period in 2011.  The increase was due to company-sponsored advertising activity intended to attract an endorser base.

Sales and Marketing. For the three months ended March 31, 2012 sales and marketing expenses increased by $169,994 to $243,425 compared to the same period in 2011.  The increase was due primarily to increased advertising expenses, increased costs related to trade show attendance and increased costs related to additional sales and marketing staff.

General and Administrative.  For the three months ended March 31, 2012, general and administrative expense were $184,525, as compared to $53,956 for the three months ended March 31, 2011.  The increase was due primarily to legal and professional expenses related to statutory filing process, patent legal and legal and accounting related to continued fund raising activities.

Other Operating Expenses. Other operating expenses increased from $14,757 for the three months ended March 31, 2011 to $778,101 for the same period in 2012.  The increase was primarily due to increased deferred compensation expense related to stock options that vested in the current quarter totaling $763,480.

Depreciation and Amortization. Depreciation and amortization expenses relate primarily to the amortization of capitalized software development.  The increase from $24,256 for the three months ended March 31, 2011 to $55,341 for the three months ended March 31, 2012 was due to our ongoing software development initiative and implementation of improvements and new services related to our network.

Interest Expense.  Interest expense was $5,700 for the three months ended March 31, 2012 in comparison to $13,052 for the three months ended March 31, 2011.  The current period interest expense related to a notes payable to related party, Aztec Systems, Inc.  The note was a result of a conversion of open accounts payable to a note that occurred in the current quarter.  The note has an per annum interest rate of 8%.  The balance at March 31, 2012 was $344,993.

Comparison of Quarter ended March 31, 2012 Versus the Quarter ended March 31, 2011

During the quarter ended March 31, 2012, we incurred sales and marketing expenses of $243,425, general and administrative expenses of $184,525 and other operating expenses of $778,101.  We hired one new sales staff member during the quarter.  Sales and marketing expense included the compensation and benefit expense of the five sales and marketing staff members employees as well as travel, entertainment and advertising expense directly attributable to the sales and marketing function.  General and administrative expenses primarily consisted of contract labor, outside services and professional fees.  Other operating expenses primarily consisted of supplies, travel and entertainment expenses as well as deferred compensation on stock options vested during the quarter totaling $763,480.

Our development activities are outsourced to Aztec Systems, Inc., a company that is majority owned by Mr. Levi, our chairman and chief executive officer.  For the quarter ended March 31, 2012, we incurred $176,775 of software development costs.  We began to recognize amortization of this amount during the quarter ended March 31, 2011, and recognized amortization expense related to capitalized software development costs of $54,152 and $23,999 for the years ended March 31, 2012 and 2011 respectively.

Cash Flows

Comparison of Three Months Ended March 31, 2012 and 2011

Cash used in operating activities during the three months ended March 31, 2012 was $718,258, as compared to $92,692 for the three months ended March 31, 2011.  The change was due to an $1,184,449 increase in net loss, offset by the non-cash expense for deferred stock option compensation of $763,480.  The other significant factor was the conversion of the accounts payable balance owed to Aztec Systems Inc. in the aggregate amount of $254,993, to a promissory note on January 1, 2012.

Cash used in investing activities during the three months ended March 31, 2012 was $176,973, as compared to $52,679 for the three months ended March 31, 2011.  This was due to continued development of the underlying software technology.

During the three months ended March 31, 2012, cash provided by financing was $554,993, as compared to 100,022 for the same period in 2011.  The increase was due to the issuance of additional preferred stock of $200,000 and the conversion of accounts payable owed to Aztec Systems to a promissory note totaling $344,993 as of March 31, 2011.  The promissory note made to Aztec Systems, Inc. is the combination of the initial transfer of indebtedness on January 1, 2012 of $254, 993 combined with additional advances during the quarter.

Going Concern Consideration

Our registered independent auditors have issued an opinion on our financial statements for the year ended December 31, 2011 which includes a statement describing our going concern status.  This means that there is substantial doubt that we can continue as an on-going business for the next 12 months unless we obtain additional capital to pay our bills and meet our other financial obligations.  Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, dispose of selective assets, and ultimately, generate additional revenue. The going concern opinion may also limit our ability to access certain types of financing, prevent us from obtaining financing on acceptable terms, and limit our ability to obtain new business due to potential customers’ concern about our ability to deliver products or services.  We must raise capital to implement our project and stay in business.

Liquidity and Capital Resources

We are a development stage company and have incurred cumulative losses of $3,606,803 since beginning operations on September 11, 2009.  At March 31, 2012, we had a cash balance of $21,155 and working capital of -($158,409).  On October 17, 2011, $1,500,000 of our convertible promissory notes converted into 1,500,000 shares of our Series A Convertible Preferred Stock.  On September 1, 2011, $1,475,000 of notes payable converted to 28,135,234 shares of common stock as part of the reverse merger.  Funding for our operations has been primarily dependent upon the proceeds from the issuance of debt and equity securities.

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

We have no assurance that future financing will be made available to us, and if made available to us, in amounts or on terms acceptable to us.  If we are unable to raise any additional funding, we will either have to suspend operations until we do raise capital or cease operations entirely.

Contractual Obligations

During 2011, the Company had a significant contractual obligation consisting of convertible promissory notes payable of $1,500,000 that would have been due on December 1, 2011.  These promissory notes automatically converted into 1,500,000 shares of Series A Convertible Preferred Stock on October 17, 2011.  During the three months ended March 31, 2012, an additional 200,000 shares of preferred stock was issued that provided $200,000 of funding in the quarter.  As indicated in footnote 8 of the financial statements, Blue Calypso has engaged the services of the related party, Aztec Systems, Inc., for software development, use of network operating center, and accounting.  We have warrants outstanding for a total of 25,036,818 shares at a price of $0.10 per share.  As is indicated in the legal proceedings section of this document, Blue Calypso has retained the services of two law firms to protect Blue Calypso patents from infringement.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since we are a “smaller reporting company,” as defined by SEC regulation, we are not required to provide the information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, our chief executive officer (“CEO”) and chief financial officer (“CFO”) have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012.  Based on that evaluation, we have concluded that due to our small size, we are unable to sufficiently segregate conflicting duties and, as of March 31, 2012, our disclosure controls and procedures were not effective, due to our inability to sufficiently segregate conflicting duties, to provide reasonable assurance that information required to be disclosed in our periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the officers, to allow timely decisions regarding required disclosure. As additional resources and personnel become available we will implement appropriate procedures and segregation of duties to mitigate any material weaknesses.

Based upon this assessment, our CEO and CFO concluded that, as of March 31, 2012, there existed a material weakness in our processes, procedures and controls related to the preparation of our annual or interim financial statements.  We have concluded that our internal control over financial reporting was not effective as of March 31, 2012. Due to this material weakness, in preparing our annual or interim financial statements, we performed compensating additional procedures designed to ensure that such financial statements were fairly presented in all material respects in accordance with generally accepted accounting principles.

PART II OTHER INFORMATION

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter 2011 has been disclosed.

ITEM 1.  LEGAL PROCEEDINGS.

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

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

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

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2011)
3.2

Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2011)

3.3

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

10.9	Form of Warrant (incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2011)
10.10

Letter Agreement, dated January 16, 2012, by and between Blue Calypso, Inc. and Aztec Systems, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2012)

10.11

Promissory Note, dated January 17, 2012, issued by Blue Calypso, Inc. to Aztec Systems, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2012)

10.12

Securities Purchase Agreement, dated April 19, 2012, by and between Blue Calypso, Inc. and the Buyer thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2012)

10.13	Senior Secured Convertible Note issued April 19, 2012 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2012)
10.14	Common Stock Purchase Warrant issued April 19, 2012 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2012)
10.15

Security Agreement, dated April 19, 2012, by and between the Company, Blue Calypso, LLC and the Buyer (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2012)

10.16

Intellectual Property Security Agreement, dated April 19, 2012, by and between the Company, Blue Calypso, LLC, and the Buyer (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2012)

10.17

Subsidiary Guarantee, dated April 19, 2012, by Blue Calypso, LLC, in favor of the Buyer (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2012)

10.18	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2012)
10.19	Amendment No. 1 to Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2012)
10.20

Stockholder’s Agreement, dated April 19, 2012, by and between Andrew Levi and the Company (incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2012)

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

BLUE CALYPSO, INC.

Date:	May 15, 2012	By:	/s/ David S. Polster
		Name:	David S. Polster
		Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
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

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2011)
3.2

Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2011)

3.3

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

10.9	Form of Warrant (incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2011)
10.10

Letter Agreement, dated January 16, 2012, by and between Blue Calypso, Inc. and Aztec Systems, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2012)

10.11

Promissory Note, dated January 17, 2012, issued by Blue Calypso, Inc. to Aztec Systems, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2012)

10.12

Securities Purchase Agreement, dated April 19, 2012, by and between Blue Calypso, Inc. and the Buyer thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2012)

10.13	Senior Secured Convertible Note issued April 19, 2012 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2012)
10.14	Common Stock Purchase Warrant issued April 19, 2012 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2012)
10.15

Security Agreement, dated April 19, 2012, by and between the Company, Blue Calypso, LLC and the Buyer (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2012)

10.16

Intellectual Property Security Agreement, dated April 19, 2012, by and between the Company, Blue Calypso, LLC, and the Buyer (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2012)

10.17

Subsidiary Guarantee, dated April 19, 2012, by Blue Calypso, LLC, in favor of the Buyer (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2012)

10.18	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2012)
10.19	Amendment No. 1 to Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2012)
10.20

Stockholder’s Agreement, dated April 19, 2012, by and between Andrew Levi and the Company (incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2012)

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
101.1

The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity and (iv) Consolidated Statements of Cash Flows

(b)  Reports on Form 8-K

None.

(c)  Financial Statement Schedules

None.