Form 10-Q
period 2012-06-30
BLUE CALYPSO, INC.
filed 2012-08-15
CIK 1399587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

 As of August 10, 2012 there were 125,054,907  shares of the issuer’s common stock outstanding.

Part 1 – Item 1

BLUE CALYPSO INC. AND SUBSIDIARY
( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(unaudited)
	June 30,	December 31,
	2012	2011
	unaudited	audited
ASSETS
Current assets:
Cash and cash equivalents	$91,826	$371,393
Shareholder subscriptions Receivable	120,000
Accounts Receivable	18,700	51,901
Prepaid expenses	16,928	34,806
Total current assets	247,454	458,100

Property and equipment, net of accumulated depreciation of $4,775 and $2,397 in 2012 and 2011 respectively	19,006	21,384

Capitalized software development costs, net of accumulated amortization of $242,204 and $133,279 in 2012 and 2011, respectively	898,090	814,874

Total assets	$1,164,550	$1,294,358

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	209,948	68,162
Accounts payable-affiliate	70,942	254,838
Accrued liabilities	72,980	96,962
Unearned revenue	20,877	24,174
Total current liabilities	374,747	444,136

Notes payable – LMD Capital	292,548	-
Notes payable-affiliate	357,707	-
Total liabilities	1,025,002	444,136

Stockholders' equity (deficit)

Series A Convertible Preferred stock, par value $.0001 per share (Authorized 5,000,000 shares; issued and outstanding 1,700,000 shares)	150	150
Common stock, par value $.0001 per share (Authorized 680,000,000 shares; issued and outstanding 125,054,907 shares
as of 6/30/12 and 126,845,641 shares at 12/31/11 respectively)	12,550	12,685
Additional paid in capital	8,705,970	4,666,929
Deferred compensation	(2,289,230)	(1,581,954)
Accumulated deficit during development stage	(6,289,892)	(2,247,588)
Total stockholders' equity (deficit)	139,548	850,222

Total liabilities and stockholders' equity (deficit)	$1,164,550	$1,294,358

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

BLUE CALYPSO, INC. AND SUBSIDIARY
( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011; SIX MONTHS ENDED JUNE 30, 2012 AND 2011AND THE PERIOD SEPTEMBER 11, 2009 (DATE OF INCEPTION) TO JUNE 30, 2012
	(UNAUDITED)		(UNAUDITED)		FROM INCEPTION SEP 11, 2009 TO June 30,2012
	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30 2012	Six months ended June 30 2011

REVENUE	$176	$1,278	$760	$6,036	$52,387
COST OF REVENUE	52,809	12,064	145,516	12,136	257,027
GROSS LOSS	(52,633)	(10,786)	(144,756)	(6,100)	(204,640)

OPERATING EXPENSES
Sales and marketing	190,098	54,791	433,523	128,222	1,301,185
General and administrative	193,206	116,050	377,731	170,006	1,401,568
Other operating expenses (includes deferred compensation expense related to stock options)	2,181,628	0	2,959,729	14,757	3,045,976
Depreciation and Amortization	55,962	27,464	111,303	51,720	247,028
	2,620,894	198,305	3,882,286	364,705	5,995,757

LOSS FROM OPERATIONS	(2,673,527)	(209,091)	(4,027,042)	(370,805)	(6,200,397)

OTHER INCOME (EXPENSE)
Interest income	0	0	0	0	15
Interest expense	(9,562)	(26,341)	(15,262)	(39,393)	(89,510)
	(9,562)	(26,341)	(15,262)	(39,393)	(89,495)

LOSS BEFORE INCOME TAX PROVISION	(2,683,089)	(235,432)	(4,042,304)	(410,198)	(6,289,892)

INCOME TAX PROVISION	-	-	-	-	-

NET LOSS	$(2,683,089)	$(235,432)	$(4,042,304)	$(410,198)	$(6,289,892)

Loss per share:
Basic and Diluted	$(0.02)	$0.00	$(0.03)	$(0.01)

Weighted Average Shares Outstanding
Basic and Diluted	125,054,906	72,185,591	125,054,906	72,185,591

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

BLUE CALYPSO, INC. AND SUBSIDIARY
( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
PERIOD FROM SEPTEMBER 11, 2009 (DATE OF INCEPTION) TO JUNE 30, 2012
(UNAUDITED)
							Accumulated
							Deficit During	Total
	Preferred Stock		Common Stock		Additional	Deferred	Development	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Compensation	Stage	Equit (Deficit)

Beginning Balance, September 11, 2009		$ -	-	$ -	$ -	$ -	$ -	$ -

Net Loss	-	-	-	-	-	-	(23,653)	(23,653)

Ending Balance, December 31, 2009			-	-	-	-	(23,653)	(23,653)

Shares issued at $.0001 per share-3/10/2010			65,448,269	6,545	(5,525)	-	-	1,020

Affiliate payable converted to equity- 3/31/10			-	-	21,958	-	-	21,958

Net loss	-	-	-	-	-	-	(5,296)	(5,296)

Ending Balance, March 31, 2010			65,448,269	6,545	16,433	-	(28,949)	(5,971)

Restricted shares issued- 6/10/2010			5,133,198	513	(433)	(80)	-	-

Net loss	-	-	-	-	-	-	(82,668)	(82,668)

Ending Balance, June 30, 2010			70,581,467	7,058	16,000	(80)	(111,617)	(88,639)

Restricted shares issued- 9/20/2010			1,604,124	160	(135)	(25)	-	-

Net loss	-	-	-	-	-	-	(115,880)	(115,880)

Ending Balance, September 30, 2010			72,185,591	7,219	15,864	(105)	(227,497)	(204,519)

Restricted shares vested as of 12/31/10			-	-	-	22	-	22

Net loss	-	-	-	-	-	-	(185,191)	(185,191)

Ending Balance, December 31, 2010			72,185,591	7,219	15,864	(83)	(412,688)	(389,688)

Restricted shares issued- 1/10/11			1,283,299	128	(108)	(20)	-	-

Additional Paid-In Capital			-	-	10	-	-	10

Restricted shares vested as of 03/31/11			-	-	-	12	-	12

Net loss	-	-	-	-	-	-	(174,767)	(174,767)

Ending Balance, March 31, 2011			73,468,891	7,347	15,766	(91)	(587,455)	(564,433)

Restricted shares issued- 4/29/11			1,283,299	128	(108)	(20)	-	-

Restricted shares vested as of 06/30/11			-	-	-	15	-	15

Net loss	-	-	-	-	-	-	(235,432)	(235,432)

Ending Balance, June 30, 2011			74,752,190	7,475	15,658	(96)	(822,887)	(799,850)

Restricted shares cancelled 7/25/11			(2,887,423)	(288)	192	96	-	-

Restricted shares vested as of 09/30/11			-	-	-	-	-	-

Conversion of Debt 9/1/11			28,135,234	2,814	1,562,274	-	-	1,565,088

Reverse merger shares issued 9/1/11			24,974,700	2,497	(2,497)	-	-	-

Restricted shares issued- 9/8/11			320,825	32	21,752	(21,784)	-	(0)

Net loss	-	-	-	-	-	-	(621,271)	(621,271)

Ending Balance, September 30, 2011			125,295,526	12,530	1,597,379	(21,784)	(1,444,158)	143,967

Additional Paid-In Capital-Compensation Expense					4,240			4,240

Conversion of Debt to Pref Stock 10/17/11	1,500,000	150			1,499,850			1,500,000

Restricted shares vested as of 10/1/11						5,446		5,446

Restricted shares issued- 12/30/11			1,550,115	155	1,565,461	(1,565,616)	-	-

Net loss	-	-	-	-	-	-	(803,430)	(803,430)

Ending Balance, December 31, 2011	1,500,000	$ 150	126,845,641	$ 12,685	$ 4,666,929	$ (1,581,954)	$ (2,247,588)	$ 850,222
Additional Paid-In Capital-Compensation Expense					-			-

Restricted Shares Issued			200,000

Purchase of Preferred Stock	200,000				200,000			200,000

Stock Options - Deferred Income						763,480		763,480
Net loss	-	-	-	-	-	-	(1,359,215)	(1,359,215)

Ending Balance, March 31, 2012	1,700,000	$ 150	127,045,641	$ 12,685	$ 4,866,929	$ (818,474)	$ (3,606,803)	$ 454,487

Restricted Shares Issued	-	-	-	-	5,234,337	(5,234,337)	-	-

Restricted Shares Cancelled	-	-	(1,700,115)	(155)	(1,565,461)	1,565,616	-	-

Restricted Shares Unvested	-	-	(290,619)	(24)	(16,314)	16,338	-	-

Purchase of Common Stock - related to Private Offering	-	-	440,000	44	186,479	-	-	186,523

Release of Common from Shareholder	-	-	(440,000)	-	-	-	-	-

Stock Options - Deferred Income	-	-	-	-	-	2,181,627	-	2,181,627
Net loss	-	-	-	-	-	-	(2,683,089)	(2,683,089)

Ending Balance, June 30, 2012	1,700,000	$ 150	12,054,907	$ 12,550	$ 8,705,970	$ (2,289,230)	$ (6,289,892)	$ 139,548

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

BLUE CALYPSO, INC. AND SUBSIDIARY
( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended	Six months ended	FROM INCEPTION
	June 30,	June 30,	SEP 11, 2009 TO
	2012	2011	30-Jun-12
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,683,089)	$(235,432)	$(6,289,892)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization expense	55,962	384	241,561
Amortization of vested restricted stock and options	2,181,628		2,950,576
(Increase) decrease in assets:
Accounts receivable	-	-	(18,700)
Prepaid expenses and other current assets	21,718	(76,411)	(16,928)
Increase (decrease) in liabilities:
Accounts payable	95,785	(75,818)	209,948
Accounts payable-affiliate	12,799	-	92,900
Accrued expenses	29,264	53,374	72,979
Deferred revenue	(12)	(5,996)	20,878
Cash used in operating activities	(285,945)	(339,899)	(2,736,678)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for software development	(15,169)	(73,750)	(1,034,877)
Cash paid for purchases of fixed assets	-	(1,006)	(23,781)
Cash used in investing activities	(15,169)	(74,756)	(1,058,658)

CASH FLOWS FROM FINANCING ACTIVITIES			-
Contributed capital received	-	15	1,170
Increase in Notes Payable - Affiliate	12,714	100,000	357,707
Shareholder Subscriptions Receivable	(120,000)		(120,000)
Increase in Notes Payable –LMD Capital	292,548		292,548
Conversion of NP Affiliate to equity	-	-	200,000
Sale of Common Stock associated with Private Placement	186,523		186,523
Convertible Notes Payable	-	500,000	2,969,214
Cash provided by financing activities	371,785	600,015	3,887,162
Net increase in cash	70,671	185,360	91,826
Cash at beginning of year	21,155	68,161	-
Cash at end of year	$91,826	$253,521	$91,826
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-
Non-cash investing and financing activities:			$-
Affiliate payable converted to equity	$-	$-	$221,958
Affiliate payable converted to note payable	$-	$-	$344,993

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

BLUE CALYPSO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012

(unaudited)

1.  Organization and Nature of Business

Blue Calypso Holdings, Inc. (a development stage company) a Texas corporation (“BCHI”), was formed in February 2010 as an investment entity to hold a 100% single-member ownership interest in Blue Calypso, LLC, a Texas Limited Liability Company formed on September 11, 2009.  The companies are under common control.

On September 1, 2011, Blue Calypso Inc., which was then a Nevada corporation (formerly known as JJ&R Ventures, Inc. (the “Company”)) entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with BCHI, and Blue Calypso Acquisition Corp., the Company’s newly-formed wholly-owned subsidiary (“Acquisition Sub”).  Upon the closing of the transaction contemplated under the Merger Agreement (the “Merger”), Acquisition Sub merged into and with BCHI, and BCHI, as the surviving corporation, became a wholly-owned subsidiary of the Company.  The merger was accounted for as a reverse-merger and recapitalization in accordance with the generally accepted accounting principles in the United States.  BCHI was the acquirer for financial reporting purposes and Blue Calypso, Inc. is the acquired company.  Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the Merger are those of BCHI and are recorded at their historical cost basis. The operations after completion of the merger include those of BCHI and the Company.  Common stock and corresponding capital amounts of BCHI pre-merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger.  October 16, 2011, the Company was merged into and with Blue Calypso, Inc., a Delaware corporation and wholly owned subsidiary for the sole purpose of changing the state of incorporation of the Company from Nevada to Delaware.

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

Basis of Presentation

The financial statements are stated in U.S. dollars and include the accounts of the Company and BCHI which were merged effective September 1, 2011. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

BLUE CALYPSO, INC. AND SUBSIDIARY

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012

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

Intangible Assets

Software development costs are accounted for in accordance with FASB ASC 350-40, Intangibles – Goodwill and Other: Internal Use Software. According to ASC 350-40 capitalization of costs shall begin when both of the following occur: a) preliminary project stage is completed,  b) management, with the relevant authority, implicitly or explicitly authorizes and commits to funding a computer software project and it is probable that the project will be completed and the software will be used to perform the function intended. The costs capitalized

BLUE CALYPSO, INC. AND SUBSIDIARY

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012

(unaudited)

2.  Summary of Significant Accounting Policies, continued

include fees paid to third parties for services provided to develop the software during the application development stage, payroll and payroll-related costs such as costs of employee benefits for employees who are directly associated with and who devote time to the internal-use computer software project on activities that include coding and testing during the application development stage and interest costs incurred while developing internal-use computer software (in accordance with ASC 835-20).  Once the software is ready for its intended use, the costs are amortized using straight-line method over the estimated useful life of up to five years.

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

JUNE 30, 2012

(unaudited)

2.  Summary of Significant Accounting Policies, continued

Income Taxes

Income taxes are accounted for using the asset and liability method pursuant to the authoritative guidance on Accounting for Income Taxes.  Deferred taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement and carrying amounts and the tax bases of existing assets and liabilities.  The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date.  The Company recognizes future tax benefits to the extent that realization of such benefits is more likely than not.

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

Loss per Share

We have presented basic loss per share, computed on the basis of the weighted average number of common shares outstanding during the year, and diluted loss per share, computed on the basis of the weighted average number of common shares and all potentially dilutive common shares outstanding during the year. Potential common shares result from stock options, vesting of restricted stock grants and convertible notes. However, for the years presented, all outstanding stock options, restricted stock grants and convertible notes are anti-dilutive due to the losses incurred. Anti-dilutive common stock equivalents of 290,619 were excluded from the loss per share computation for the three months ended June 30, 2012.

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

Concentrations of Credit Risk

Significant concentrations of credit risk may arise from the Company’s cash maintained in the bank.  The Company maintains cash in quality financial institution, however, at times, cash balance may exceed the federal deposit insurance limits (FDIC limits).  As of June 30, 2012, the cash balance with the bank did not exceeded the $250,000 FDIC limit.

BLUE CALYPSO, INC. AND SUBSIDIARY

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012

(unaudited)

2.  Summary of Significant Accounting Policies, continued

Advertising and Marketing

The Company's advertising and marketing costs, which consist primarily of marketing and trade show costs, business development and printed promotional and sales presentation materials, are charged to expense when incurred.  The advertising and marketing expense was $12,080 and $1,550 for the three month periods ended June 30, 2012 and 2011, respectively.

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

3.  Property and Equipment

Property and equipment consist of the following at June 30, 2012 and December 31, 2011:

	6/30/2012	12/31/2011

Office Equipments	$23,781	$23,781
Less-Accumulated depreciation	(4,775)	(2,397)
Net property and equipment	$19,006	$21,384

Depreciation expense was $1,189 for the three months June 30, 2012.

4.  Intangibles

Intangible assets consist of the following at June 30, 2012 and December 31, 2011:

	6/30/2012	12/31/2011

Capitalized Software Development Costs	$1,140,294	$948,153
Less: Accumulated amortization	(242,204)	(133,279)
Net capitalized development costs	$898,090	$814,874

BLUE CALYPSO, INC. AND SUBSIDIARY

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012

(unaudited)

4.  Intangibles, continued

The amortization expense relating to the capitalized development costs was $54,152 and $23,999 for the three months ended

 June 30, 2012 and 2011,  respectively.  Amortization expense for the next five years is estimated to be as follows:

Capitalized Development Cost Amortization

2012	$ 109,545
2013	229,007
2014	229,007
2015	205,822
2016	114,171
2017	10,538
$ 898,090

5.  Income Tax Provision

The Company’s income taxes are recorded in accordance with ASC 740 “Income Taxes”. The tax effects of the Company’s temporary differences that give rise to significant portions of the deferred tax assets as of June 30, 2012 and 2011 consisted primarily of net operating losses totaling $2,683,089 and $235,432 which were fully reserved.  Deferred tax assets and liabilities are computed by applying the effective U.S. federal and state income tax rate to the gross amounts of temporary differences and other tax attributes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At June 30, 2012, the Company believed it was more likely than not that future tax benefits from net operating loss carry-forwards and other deferred tax assets would not be realizable through generation of future taxable income and accordingly deferred tax assets are fully reserved.

6.  Long Term Debt - Notes Payable

On April 19, 2012 the Company entered into a Securities Purchase Agreement with an existing stockholder (the “Buyer”) pursuant to which the Company issued (i) a senior secured convertible debenture in the original aggregate principal amount of $35,000 and (ii) a warrant to purchase 6,500,000 shares of common stock, $0.001 par value per share of the Company, and the Buyer covenanted to purchase up to an additional $465,000 of senior secured convertible debentures in a series of four closing at such times as may be designated by the Company in its sole discretion through October 19, 2012.  The outstanding principal of  the convertible debentures as of June 30, 2012 was $290,000.  The convertible debentures mature on October 19, 2012 and bears interest at a  rate of 8%.

BLUE CALYPSO, INC. AND SUBSIDIARY

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012

(unaudited)

6.  Long Term Debt - Notes Payable (continued)

In connection with the above private placement, the Company also entered into a Security Agreement, an Intellectual Property Security Agreement, a Stockholder’s Agreement and various ancillary certificates, disclosure schedules and exhibits in support thereof, each dated April 19, 2012. In addition, the subsidiary of the Company, Blue Calypso, LLC, entered into a Subsidiary Guarantee in favor of the Buyer, dated April 19, 2012.

At August 31, 2011, the Company had convertible subordinated notes payable issued to eleven entities/individuals.  The notes accrued simple interest at the rate of 8% per annum.  The principal amount of the notes, along with all accrued interest thereon was subject to automatic conversion upon the next financing transaction in which the Company sells shares of its capital stock to an outside vendor in an arm’s length transaction.  The principal balance of $1,475,000 (including notes payable to affiliate of $200,000) and accrued interest thereon of $90,088 were converted into 28,135,234 shares of common stock as of September 1, 2011.

7.  Stockholders’ Equity (Deficit)

On June 14, 2012, the Company commenced a private offering (the “Private Placement”) of up to $10,000,000 of Units (the “Units”), at a purchase price of $1.00 per Unit. Each Unit consists of: (i) two shares of the Company’s common stock and (ii) a warrant to purchase one share of common stock.  The warrant is exercisable for a term of two years at an exercise price of $0.75 per share.

As of June 30, 2012, the Company has issued and sold an aggregate of 100,000 Units in the Private Placement in consideration of gross cash proceeds of $100,000. As a result, the Company has issued an aggregate of 200,000 shares of common stock and warrants to purchase an aggregate of 100,000 shares of Common Stock.  WFG Investments, Inc. (“WFG”) is acting as placement agent in connection with the Private Placement and is entitled to receive a commission equal to 10% of any subscriptions received and warrants to purchase 3% of the number of shares of common stock included in the Units sold in the Private Placement. As of June 30, 2012, WFG is entitled to receive a cash fee of $10,000 and warrants to purchase 6,000 shares of common stock.

In April 2012, the Company entered into a stockholder’s agreement with Andrew Levi, our Chief Technology Officer, whereby Mr. Levi agreed to place 25,000,000 shares of Common Stock held by him in escrow for a period of one year. In the event that the Company issues shares of Common Stock in a financing transaction, such as the Private Placement, or in connection with the hiring or retention of senior management or directors during such period of time, the corresponding number of escrowed shares will be cancelled and returned to the Company’s treasury.

On September 1, 2011 and as part of the reverse merger, the Company issued convertible promissory notes (the “Promissory Notes”) to two accredited investors in a private placement transaction pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) in the aggregate principal amount of One Million Five Hundred Thousand Dollars ($1,500,000) and five-year warrants to purchase up to 22,091,311 shares of the Company’s common stock at an exercise price of $0.10 per share. The notes were due December 1, 2011 and accrue no interest.   On October 17, 2011, prior to their maturity, the notes automatically converted into One Million Five Hundred Thousand (1,500,000) shares of the Company’s Series A Convertible Preferred Stock (“Series A Preferred”).   In addition, pursuant to the Securities Purchase Agreement, one of the investors irrevocably committed to purchase an additional 200,000 shares of Series A Preferred and warrants to purchase up to 2,945,509 shares of the Company’s common stock at an exercise price of $0.10 per share. The shares of Series A Preferred are convertible into shares of the Company’s common stock at a conversion price of $0.0679 per share.  During the three months ended June 30, 2012, the investor completed the purchase of the additional 200,000 shares of Series A Preferred and warrants to purchase an additional 2,945,509 shares of common stock.  The conversion of Series A Preferred into common stock and exercise of warrants is limited to the extent that the beneficial owners own greater that 4.99% of the Company’s common stock.

BLUE CALYPSO, INC. AND SUBSIDIARY

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012

(unaudited)

7.  Stockholders’ Equity (Deficit),  continued

Blue Calypso, Inc. is authorized to issue 685,000,000 shares of capital stock: 680,000,000 shares of common stock at a par value of $.0001 and 5,000,000 shares of preferred stock, also at $.0001 par value per share.  There were 125,054,907 shares of common stock issued and outstanding as of June 30, 2012.  There were 1,700,000 shares of Series A Preferred were issued and outstanding as of June 30, 2012.  The Company did not make or declare any distributions to shareholders during the quarter ended June 30, 2012 or June 30, 2011.

Long-Term Incentive Plan

The Blue Calypso, Inc 2011 Long Term Incentive Plan (the "Plan") was approved by the Company's stockholders on September 9, 2011. The Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards which may be granted singly, in combination, or in tandem, and which may be paid in cash or shares of common stock.  Subject to certain adjustments, the maximum number of shares of common stock that may be delivered pursuant to awards under the Plan is 35,000,000 shares.

Stock Options

During 2011, the Company granted options to purchase 2,420,000 shares of the Company’s common stock to non-employee board members and other consultants under the Plan.  The options vest pro rata quarterly over two years.  During the three months ended June 30, 2012, the Company granted options to purchase 6,608,218 shares of the Company’s common stock to employees, and non employee board members.  During this period 1,980,333 of stock options were forfeited.  These options were granted at a range of strike prices and vesting schedules.   The fair value for the Company’s options were estimated at the date of grant using the Black-Scholes option pricing model with the weighted average assumptions as noted in the following table.  The Black-Scholes option valuation model incorporate ranges of assumptions for inputs, and those ranges are disclosed below.  Expected volatilities are based on similar industry-sector indices.  The expected life of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding.  The risk-free interest rate assumption is based on market yield on U.S. Treasury securities at 2-year constant maturity, quoted on investment basis determined at the date of grant.

Assumtions used for employee stock options:
Risk -free interest rate	0.25%
Stock price volatility	20% - 37%
Expected life	5.75 years

BLUE CALYPSO, INC. AND SUBSIDIARY

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012

(unaudited)

7.  Stockholders’ Equity (Deficit), continued

Using the valuation assumptions noted above, the Company estimated the value of stock options granted to be $2,181,627 and $0 for the three months ended June 30, 2012 and June 30, 2011, respectively.   The value of these options is being amortized to stock-based compensation expense consistently with the vesting events. The stock-based compensation expense recorded was $2,181,627 and $0 during quarter ended June 30, 2012 and June 30, 2011, respectively.  The following table summarizes the stock option activity as of June 30, 2012

Stock Option Activity for the six months ended 6/30/12
		Weighted
		Average
	Outstanding	Exercise
	Options	Price
Balance, December 31, 2011	2,420,000	0.0679
Granted Q1, 2012	2,495,325	0.3292
Granted Q2, 2012	6,608,218	0.1536
Forfeited Q2, 2012	(1,980,333)	0.0679
Balance, June 30, 2012	9,543,210	0.1956
Exercisable at 6/30/12	7,602,242	0.1764

Restricted Stock

The following table summarizes the restricted stock activity for the period ended June 30, 2012:

The restricted stock granted prior to the reverse merger transaction, have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger.

Restricted Shares Activity

Restricted shares issued as of December 31, 2011	1,870,940
Granted during three months ended March 31, 2012	200,000
Granted during three months ended June 30, 2012	13,085,842
Forfeited during three months ended June 30, 2012	(1,700,115)
Vested at June 30, 2012	(80,206)
Unvested restricted shares as of June 30, 2012	13,376,461

A total of 13,085,842 shares were granted in the quarter ended June 30, 2012 and will vest 1/3 in the first year following the grant and the balance over the following 8 calendar quarters. The share based compensation expense is $0 and $0 for quarters ended June 30, 2012 and June 30, 2011, respectively. Deferred income related to the 13,085,842 restricted shares is $5,234,337 and will be recorded in the periods the restricted shares are vested.

BLUE CALYPSO, INC. AND SUBSIDIARY

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012

(unaudited)

8.  Related Party Transactions

Aztec Systems, Inc. (“Aztec”) is an affiliate of the Company that provides administrative and technical support services to the Company.  The majority owner of Aztec was also the majority stockholder of the Company until the date of sale of Aztec on June 15, 2012. The Company incurred management fees of $ 9,064 and $11,827 and software development fees of $18,148 and $99,770 relating to Aztec Systems for quarter ended June 30, 2012 and June 30, 2011, respectively. The Company had accounts payable to Aztec Systems of $70,942 and $99,117 as of June 30, 2012 and June 30, 2011, respectively

On January 16, 2012, the Company entered into a letter agreement with Aztec, pursuant to which Aztec agreed to extend credit to the Company in an amount requested by the Company up to a maximum of $30,000 in any single month through March 31, 2012 to assist the Company with its ongoing software development efforts. In connection with the credit extension, the Company agreed to pay Aztec a minimum of $30,000 per month beginning January 2012 to be applied against any amounts currently owed by the Company to Aztec or incurred in the future for software development or hosting services.  Aztec may terminate the credit extension immediately upon notice to the Company.  On January 17, 2012, the Company issued a promissory note to Aztec in the principal amount of $254,992.89 (the “Note”).  The principal amount of the Note reflects the balance due by the Company to Aztec as of December 31, 2011 for software development and hosting services provided by Aztec to the Company.  The note bears interest at a rate of 8% per annum and the entire principal and interest under the note is due on September 30, 2012.  There is no penalty for prepayment of the note by the Company.

9.  Liquidity-Going Concern

These financial statements have been prepared assuming that the Company is a going concern. The Company incurred a net loss in the periods ended June 30, 2012 and 2011 and for the period from September 11, 2009 (inception) to June 30, 2012.

Management believes that the current cash and revenue should fund the Company’s expected burn rate into the third quarter of 2012.  The Company will require additional funds to continue operations.  Management is currently attempting to secure additional equity investment monies through the private placement transaction described in footnote # 7 above.   There is a high level of uncertainty as to whether these efforts will be successful.

10.  Subsequent Events

The Company evaluated events or transactions occurring after June 30, 2012, the balance sheet date, through August 8, 2012, the date the financial statements were available to be issued, and determined any events or transactions which could impact the financial statements as of and for the quarter ended June 30, 2012.

From July 1, 2012 through August 6, 2012, the Company has issued and sold an aggregate of 205,000 Units in the Private Placement in consideration of gross cash proceeds of $205,000. As a result, the Company has issued an aggregate of 410,000 shares of common stock and warrants to purchase an aggregate of 140,000 shares of Common Stock.  WFG is entitled to receive a commission equal to 10% of any subscriptions received and warrants to purchase and 3% of the number of shares of common stock included in the Units sold in the Private Placement. For subscriptions received subsequent to June 30, 2012, WFG is entitled to receive a cash fee of $20,500 and warrants to purchase 12,300 shares of common stock.

ITEM 2.  PLAN OF OPERATIONS

  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Cautionary Statement Regarding Forward-Looking Statements

This report contains  "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  All statements other than statements of historical facts included or incorporated by reference in this quarterly report on Form 10-Q, including without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objective of management for future operations, are forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expects," "intends," "plans," "projects," "estimates," "anticipates," or "believes" or the negative thereof or any variation thereon or similar terminology or expressions.

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:

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

•                  technical problems with our products and services; and

•                  loss or retirement of key executives, and

•         other factors set forth under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing.  Except as required by law, we assume no duty to update or revise our forward-looking statements.

Recent Events

On June 14, 2012, Blue the “Company commenced a private Private Placement of up to $10,000,000 of Units , at a purchase price of $1.00 per Unit. Each Unit consists of: (i) two shares of the Company’s common stock, par value $0.0001 per shares (the “Common Stock”) and (ii) a warrant to purchase one share of Common Stock.  The Warrant is exercisable for a term of two years at an exercise price of $0.75 per share.

As of August 6, 2012, the Company has issued and sold an aggregate of 305,000 Units in the Private Placement in consideration of gross cash proceeds of $305,000. As a result, the Company has issued an aggregate of 610,000 shares of Common Stock and Warrants to purchase an aggregate of 305,000 shares of Common Stock.  WFG Investments, Inc. is acting as placement agent in connection with the Private Placement and is entitled to receive a commission equal to 10% of any subscriptions received and Warrants to purchase 3% of the number of shares of Common Stock included in the Units sold in the Private Placement. As of August 6, 2012, WFG is entitled to receive a cash fee of $30,500 and Warrants to purchase 18,300 shares of Common Stock.

In April 2012, the Company entered into a stockholder’s agreement with Andrew Levi, our Chief Technology Officer, whereby Mr. Levi agreed to place 25,000,000 shares of Common Stock held by him in escrow for a period of one year. In the event that the Company issues shares of Common Stock in a financing transaction, such as the Private Placement, or in connection with the hiring or retention of senior management or directors during such period of time, the corresponding number of escrowed shares will be cancelled and returned to the Company’s treasury.

On April 19, 2012 the “Company entered into a Securities Purchase Agreement with an existing stockholder pursuant to which the Company issued (i) a senior secured convertible debenture in the original aggregate principal amount of $35,000 and (ii) a warrant to purchase 6,500,000 shares of common stock, $0.001 par value per share of the Company, and the stockholder covenanted to purchase up to an additional $465,000 of senior secured convertible debentures in a series of four closing at such times as may be designated by the Company in its sole discretion through October 19, 2012.  The principal balance of the convertible debenture was $290.000 as of June 30, 2012. The convertible debentures mature on October 19, 2012 and bear an interest rate of 8%.

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

Business Overview

We offer a patented social mobile advertising platform through which advertisers offer advertising content to our subscribers, who publicly endorse the products and services of these advertisers using their mobile smartphones as well as other internet enabled devices. Endorsers receive cash and other rewards for each endorsement they make.

Additionally, we offer a private label version of our patented platform, where the friends and advocates of the advertiser are engaged to endorse the products and services of the advertisers.  These friends and advocates receive a broad range of rewards for their participation.

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

Income Taxes

Income taxes are recorded in accordance with ASC 740, “Income Taxes.” Deferred income taxes are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. An allowance is provided when it is more likely than not that tax benefits will not be utilized, which is the case as of the June 30, 2012 financial statements.

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

Results of Operations

Comparison of Three Months Ended June 30, 2012 and 2011

Net Loss.  For the three months ended June 30, 2012, we had a net loss of $2,683,089, as compared to a net loss of $235,432 for the three months ended June 30, 2011.  The increase in net loss was due to two factors.  The first was related to an increase in investment in sales, marketing, operations and administration in comparison to the three months ended June 30, 2011 of $212,463.  The second was related to the recording of a deferred compensation expense of $2,181,628 related to options vested during the three months ended June 30, 2012.

Revenue.   Revenue for the three months ended June 30, 2012 was $176, as compared to $1,278 in revenues for the same period in 2011.  We are a development stage company and have had modest revenue to date.

Cost of Revenue.  Cost of revenue is primarily comprised of payments to endorsers for promoting advertiser content.  Our cost of revenue was $52,809 for the three months ended June 30, 2012, as compared to $12.064 for the same period in 2011.  The increase was due to company-sponsored advertising activity intended to attract an endorser base.

Sales and Marketing. For the three months ended June 30, 2012 sales and marketing expenses increased by $135,307 to $190,098 compared to the same period in 2011.  The increase was due primarily to increased costs related to additional sales and marketing staff. Sales and marketing expense included the compensation and benefit expense of the five sales and marketing staff members employees as well as travel, entertainment and advertising expense directly attributable to the sales and marketing function.

General and Administrative.  For the three months ended June 30, 2012, general and administrative expense were $193,206, as compared to $116,050 for the three months ended June 30, 2011.  The increase was due primarily to legal and professional expenses related to statutory filing process, patent legal and legal and accounting related to continued fund raising activities. . General and administrative expenses primarily consisted of contract labor, outside services and professional fees.

Other Operating Expenses. Other operating expenses for the quarter ended June 30, 2012 were $2,181,628 versus zero for the same period in 2011.  The increase was due to non-cash deferred compensation expense related to stock options that vested in the current quarter totaling $2,181,628.

Depreciation and Amortization. Depreciation and amortization expenses relate primarily to the amortization of capitalized software development.  The increase from $27,464 for the three months ended June 30, 2011 to $55,962 for the three months ended June 30, 2012 was due to our ongoing software development initiative and implementation of improvements and new services related to our network.

Our development activities are outsourced to Aztec Systems, Inc., a company that was majority owned by Mr. Levi, our chief technology officer and a member of our board of directors.  For the quarter ended June 30, 2012, we incurred $18,148 of software development costs versus $99,770 for the quarter ended June 30, 2012.

Interest Expense.  Interest expense was $9,562 for the three months ended June 30, 2012 in comparison to $26,341 for the three months ended June 30, 2011.  The current period interest expense related to two (2) notes payable.  The first to related party, Aztec Systems, Inc  (see footnote #8 in financial statements above).  The note has a per annum interest rate of 8%.  The balance at June 30, 2012 was $357,707 including accumulated accrued interest of $12,714.  The second is for a senior secured debentures  to LMD Capital, LLC in the amount of $292,548 including accrued interest of $2,548.

Comparison of Six Months Ended June 30, 2012 and 2011

Net Loss.  For the six months ended June 30, 2012, we had a net loss of $4,042,304 as compared to a net loss of $410,198 for the six months ended June 30, 2011.  The increase in net loss was due to two factors.  The first was related to an increase in investment in sales, marketing, operations and administration in comparison to the six months ended June 30, 2012 of $513,026.  The second was related to the recording of a deferred compensation expense of $2,945,108 related to options vested during the six months ended June 30, 2012.

Revenue.   Revenue for the six months ended June 30, 2012 was $760, as compared to $6,036 in revenues for the same period in 2011.  We are a development stage company and have had modest revenue to date.

Cost of Revenue.  Cost of revenue is primarily comprised of payments to endorsers for promoting advertiser content.  Our cost of revenue was $145,516 for the six months ended June 30, 2012, as compared to $12,136 for the same period in 2011.  The increase was due to company-sponsored advertising activity intended to attract an endorser base.

Sales and Marketing. For the six months ended June 30, 2012 sales and marketing expenses increased by $305,301 to $433,523 compared to the same period in 2011.  The increase was due primarily to increased costs related to additional sales and marketing staff. Sales and marketing expense included the compensation and benefit expense of the five sales and marketing staff members employees as well as travel, entertainment and advertising expense directly attributable to the sales and marketing function.

General and Administrative.  For the six months ended June 30, 2012, general and administrative expenses were $377,731, as compared to $170,006 for the six months ended June 30, 2011.  The increase was due primarily to legal and professional expenses related to statutory filing process, patent legal and legal and accounting related to continued fund raising activities. . General and administrative expenses primarily consisted of contract labor, outside services and professional fees.

Other Operating Expenses. Other operating expenses for the quarter ended June 30, 2011 were $2,959,729 versus $14,757 for the same period in 2011.  The increase was due to non-cash deferred compensation expense related to stock options that vested in the current quarter totaling $2,945,108.

Depreciation and Amortization. Depreciation and amortization expenses relate primarily to the amortization of capitalized software development.  The increase from $51,720 for the six months ended June 30, 2011 to $111,303 for the six months ended

June 30, 2012 was due to our ongoing software development initiative and implementation of improvements and new services related to our network.

Our development activities are outsourced to Aztec Systems, Inc., a company that was majority owned by Mr. Levi, our chief technology officer and a member of our board of directors.  For the six months ended June 30, 2012, we incurred $194,923 of software development costs versus $170,340 for the six months ended June 30, 2011.

Interest Expense.  Interest expense was $15,262 for the six months ended June 30, 2012 in comparison to $39,393 for the six months ended June 30, 2011.  The current period interest expense related to two (2) notes payable.  The first to related party, Aztec Systems, Inc., interest expense was $12,714 and the second is for a senior secured debentures  to LMD Capital, LLC., interest expense was $2,548.  At June 30, 2011, the Company had a total of $1,475,000 of subordinated convertible debt outstanding.  The Company incurred interest expense of $39,393 for the six month period ended June 30, 2011.

Cash Flows

Comparison of Three Months Ended June 30, 2012 and 2011

Cash used in operating activities during the three months ended June 30, 2012 was $285,945 and was comparable to $339,899 for the three months ended June 30, 2011.  The change was due to a $2,447,657 increase in net loss, offset by the non-cash expense for deferred stock option compensation of $2,181,628.  The other significant factor was the increase in accounts payable balance of $171,603.

Cash used in investing activities during the three months ended June 30, 2012 was $15,169, as compared to $74,756 for the three months ended June 30, 2011.  This was attributed to reduced investment in the development of software to help retain cash reserves.

During the three months ended June 30, 2012, cash provided by financing was $371,785, as compared to $600,015 for the same period in 2011. During the current quarter, net cash of $82,523 (gross subscriptions of $100,000 less $10,000 of fees and $7,477 of printing expense) was provided from our private placement transaction and $290,000 was provided from the senior secured convertible debentures from LMD Capital, LLC.   This compares to the prior year when the Company secured cash from a note payable from Aztec Systems, Inc of $100,000 and cash relative to a $500,000 convertible note payable.

Comparison of Six Months Ended June 30, 2012 and 2011

Cash used in operating activities during the six months ended June 30, 2012 was $1,004,203 and was comparable to $432,591 for the six months ended June 30, 2011.  The change was due to a $3,632,106 increase in net loss, offset by the non-cash expense for deferred stock option compensation of $2,945,108.  The other significant factor was the non-cash  increase in depreciation and amortization of $110,662.

Cash used in investing activities during the six months ended June 30, 2012 was $192,142, as compared to $127,435 for the six months ended June 30, 2011.  This was attributed to increased investment in the development of software.

During the six months ended June 30, 2012, cash provided by financing was $916,778, as compared to $700,037 for the same period in 2011.  During the six months ended June 30, 2012, cash of $82,523 was provided from our private placement transaction and $292,548 was provided from the senior secured convertible debentures from LMD Capital, LLC; and $357,707 was provided from a note payable to related party, Aztec.   This compares to the prior year when the Company secured cash from a note payable from Aztec Systems, Inc of $200,000 and cash relative to a $500,000 convertible note payable.

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

Liquidity and Capital Resources

We are a development stage company and have incurred cumulative losses of $6,289,892 since beginning operations on September 11, 2009.  At June 30, 2012, we had a cash balance of $91,826 and negative working capital of $127,293.

  On June 13, 2012, the Company commenced a private placement (the “Private Placement”) of up to $10,000,000 of Units (the “Units”), at a purchase price of $1.00 per Unit. Each Unit consists of: (i) two shares of common stock and (ii) a warrant to purchase one share of the Company’s common stock (the “Warrant”). The Warrant is exercisable for a term of two years at an exercise price of $0.75 per share. As of June 30, 2012, we have received subscriptions for $100,000.

On April 19, 2012 the Company entered into a securities purchase agreement with an existing stockholder pursuant to which the Company issued  (i) a senior secured convertible debenture in the original aggregate principal amount of $35,000  and  (ii) a warrant to purchase 6,500,000 shares of common stock of the Company, and the buyer covenanted to purchase up to an additional $465,000 of senior secured convertible debentures in a series of four closing at such times as may be designated by the Company in its sole discretion through October 19, 2012.  The balance outstanding under this agreement was $292,548.  The convertible debentures mature on October 19, 2012 and bear an interest rate of 8%.

In connection  with this private placement, the Company also entered into a Security Agreement, an Intellectual Property Security Agreement, Amendment No. 1 to the Common Stock Purchase Warrant, a Stockholder's Agreement and various ancillary certificates, disclosure schedules and exhibits in support thereof, each dated April 19, 2012.  Pursuant to the Security Agreement and the Intellectual Property Security Agreement, the Company’s obligations under the debentures are secured by a first priority perfected security interest in all of the assets and properties of the Company, including the stock of Blue Calypso, LLC. In addition, the subsidiary of the Company, Blue Calypso, LLC, entered into a Subsidiary Guarantee in favor of the investor.

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

If we are unable to raise sufficient funding through the Private Placement, we will need to seek funding from alternative sources. We have no assurance that future financing will be made available to us, and if made available to us, in amounts or on terms acceptable to us.  If we are unable to raise any additional funding in the Private Placement or from other sources, we will either have to suspend operations until we do raise capital or cease operations entirely.

Contractual Obligations

During 2011, the Company had a significant contractual obligation consisting of convertible promissory notes payable of $1,500,000 that would have been due on December 1, 2011.  These promissory notes automatically converted into 1,500,000 shares of Series A Convertible Preferred Stock on October 17, 2011.  During the three months ended March 31, 2012, an additional 200,000 shares of Series A Convertible Preferred Stock were issued that provided $200,000 of funding in the quarter.   As indicated in footnote 8 of the financial statements, Blue Calypso has engaged the services of the related party, Aztec Systems, Inc., for software development, use of network operating center, and accounting.  We have warrants outstanding for a total of 31,536,818 shares at a price of $0.10 per share.  .  We have warrants outstanding for a total of 106,000 shares at a price of $0.75 per share.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since we are a “smaller reporting company,” as defined by SEC regulation, we are not required to provide the information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, our chief executive officer (“CEO”) and chief financial officer (“CFO”) have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012.  Based on that evaluation, we have concluded that due to our small size, we are unable to sufficiently segregate conflicting duties and, as of June 30, 2012, our disclosure controls and procedures were not effective, due to our inability to sufficiently segregate conflicting duties, to provide reasonable assurance that information required to be disclosed in our periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the officers, to allow timely decisions regarding required disclosure. As additional resources and personnel become available we will implement appropriate procedures and segregation of duties to mitigate any material weaknesses.

Based upon this assessment, our CEO and CFO concluded that, as of June 30, 2012, there existed a material weakness in our processes, procedures and controls related to the preparation of our annual or interim financial statements.  We have concluded that our internal control over financial reporting was not effective as of June 30, 2012. Due to this material weakness, in preparing our annual or interim financial statements, we performed compensating additional procedures designed to ensure that such financial statements were fairly presented in all material respects in accordance with generally accepted accounting principles.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On July 31, 2012, the Company field a patent infringement complaint against Groupon, Inc. alleging infringement of two of its patents, 7,664,516 and 8,155,679, focused on its peer-to-peer marketing technology. The complaint was filed in the U.S. District Court in the Eastern District of Texas.

Other than as noted above, the Company is not a party to any pending legal proceeding nor is its property the subject of any pending legal proceeding that is not in the ordinary course of business or otherwise material to the financial condition of its business. Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to us.

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
10.20 10.21

Stockholder’s Agreement, dated April 19, 2012, by and between Andrew Levi and the Company.(incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2012)

Letter Agreement dated June 1, 2012, between Blue Calypso, Inc. and Bill Ogle effective as of June 1, 2012 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2012)

10.22

Form of Subscription Agreement – June 2012 Private Placement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2012)

10.23	Form of Warrant – June 2012 Private Placement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 201
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

BLUE CALYPSO, INC.

Date:	August 14, 2012	By:	/s/ David S. Polster
		Name:	David S. Polster
		Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
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
10.20

Stockholder’s Agreement, dated April 19, 2012, by and between Andrew Levi and the Company (incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2012)

10.21

Letter Agreement dated June 1, 2012, between Blue Calypso, Inc. and Bill Ogle effective as of June 1, 2012 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2012)

10.22

Form of Subscription Agreement – June 2012 Private Placement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2012)

10.23	Form of Warrant – June 2012 Private Placement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2012)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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