Form 10-Q
period 2012-09-30
BLUE CALYPSO, INC.
filed 2012-11-19
CIK 1399587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

 As of November 16, 2012, there were 125,135,112 shares of the issuer’s common stock outstanding.

Part 1 – Item 1

BLUE CALYPSO INC. AND SUBSIDIARY ( A DEVELOPMENT STAGE COMPANY) CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30, 2012 unaudited	December 31, 2011 audited

ASSETS
Current assets:
Cash and cash equivalents	51,789	371,393
Accounts Receivable	44,369	51,900
Prepaid expenses	24,251	34,807
Total current assets	120,409	458,100
Property and equipment, net of accumulated depreciation of $5,964 and $2,397 in 2012 and 2011 respectively	17,817	21,384

Capitalized software development costs, net of accumulated amortization of $298,185 and $133,279 in 2012 and 2011, respectively	866,284	814,874

Total assets	$1,004,510	$1,294,358

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	284,179	68,162
Accounts payable-affiliate	92,833	254,838
Accrued liabilities	107,821	96,962
Unearned revenue	37,177	24,174
Total current liabilities	522,010	444,136

Notes payable - LMD	300,000	-
Notes payable-affiliate	364,861	-
Total liabilities	1,186,871	444,136
Stockholders' equity (deficit)
Series A Convertible Preferred stock, par value $.0001 per share (Authorized 5,000,000 shares; issued and outstanding 1,700,000 shares)	150	150
Common stock, par value $.0001 per share (Authorized 680,000,000 shares; issued, and outstanding 125,135,112 shares as of 9/30/12 and 126,845,641 shares at 12/31/11 respectively)	12,612	12,685
Additional paid in capital	8,938,408	4,666,929
Deferred compensation	(2,275,358)	(1,581,954)
Accumulated deficit during development stage	$(6,858,173)	(2,247,588)
Total stockholders' equity (deficit)	(182,361)	850,222

Total liabilities and stockholders' equity (deficit)	$1,004,510	$1,294,358

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

BLUE CALYPSO, INC. AND SUBSIDIARY ( A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENTS OF OPERATIONS

	(UNAUDITED)		(UNAUDITED)
	Three months ended September 2012	Three months ended September 2011	Nine months ended September 2012	Nine months ended September 2011	FROM INCEPTION September 11, 2009 TO September 30, 2012

REVENUE	$9,547	$1,665	$10,307	$7,701	$61,934
COST OF REVENUE	8,717	58,958	147,551	71,093	265,744
GROSS PROFIT (LOSS)	830	(57,293)	(137,244)	(63,392)	(203,810)

OPERATING EXPENSES
Sales and marketing	120,604	153,063	244,942	255,390	1,421,789
General and administrative	364,217	357,571	1,072,434	568,229	1,765,785

Other operating expenses (includes deferred compensation expense related to stock options)	13,872	0	2,958,981	0	3,059,848
Depreciation and Amortization	57,170	32,599	168,474	84,319	304,198
	555,863	543,233	4,444,831	907,938	6,551,640

LOSS FROM OPERATIONS	(555,033)	(600,526)	(4,582,075)	(971,330)	(6,755,430)

OTHER INCOME (EXPENSE)
Interest income	0	0	0	0	15
Interest expense	(13,248)	(20,745)	(28,510)	(60,138)	(102,758)
	(13,248)	(20,745)	(28,510)	(60,138)	(102,743)
					-
LOSS BEFORE INCOME TAX PROVISION	(568,281)	(621,271)	(4,610,585)	(1,031,468)	(6,858,173)

INCOME TAX PROVISION	-	-	-	-	-

NET LOSS	(568,281)	(621,271)	(4,610,585)	(1,031,468)	(6,858,173)

Loss per share:
Basic and Diluted	$(0.00)	$(0.01)	$(0.04)	$(0.01)

Weighted Average Shares Outstanding
Basic and Diluted	138,431,367	72,185,591	131,461,321	73,285,040

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

BLUE CALYPSO, INC. AND SUBSIDIARY

( A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

PERIOD FROM SEPTEMBER 11, 2009 (DATE OF INCEPTION) TO SEPTEMBER 30, 2012

(UNAUDITED)

							Accumulated Deficit During Development Stage	Total Stockholders' Equity (Deficit)
	Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Compensation
	Shares	Amount	Shares	Amount

Beginning Balance, September 11, 2009		$ -	-	$ -	$ -	$ -	$ -	$ -
Net Loss	-	-	-	-	-	-	(23,653)	(23,653)

Ending Balance, December 31, 2009			-	-	-	-	(23,653)	(23,653)
Shares issued at $.0001 per share-3/10/2010			65,448,269	6,545	(5,525)	-	-	1,020
Affiliate payable converted to equity- 3/31/10			-	-	21,958	-	-	21,958
Net loss	-	-	-	-	-	-	(5,296)	(5,296)

Ending Balance, March 31, 2010			65,448,269	6,545	16,433	-	(28,949)	(5,971)
Restricted shares issued- 6/10/2010			5,133,198	513	(433)	(80)	-	-
Net loss	-	-	-	-	-	-	(82,668)	(82,668)

Ending Balance, June 30, 2010			70,581,467	7,058	16,000	(80)	(111,617)	(88,639)
Restricted shares issued- 9/20/2010			1,604,124	160	(135)	(25)	-	-
Net loss	-	-	-	-	-	-	(115,880)	(115,880)

Ending Balance, September 30, 2010			72,185,591	7,219	15,864	(105)	(227,497)	(204,519)
Restricted shares vested as of 12/31/10			-	-	-	22	-	22
Net loss	-	-	-	-	-	-	(185,191)	(185,191)

Ending Balance, December 31, 2010			72,185,591	7,219	15,864	(83)	(412,688)	(389,688)
Restricted shares issued- 1/10/11			1,283,299	128	(108)	(20)	-	-
Additional Paid-In Capital			-	-	10	-	-	10
Restricted shares vested as of 03/31/11			-	-	-	12	-	12
Net loss	-	-	-	-	-	-	(174,767)	(174,767)

Ending Balance, March 31, 2011			73,468,891	7,347	15,766	(91)	(587,455)	(564,433)
Restricted shares issued- 4/29/11			1,283,299	128	(108)	(20)	-	-
Restricted shares vested as of 06/30/11			-	-	-	15	-	15
Net loss	-	-	-	-	-	-	(235,432)	(235,432)

Ending Balance, June 30, 2011			74,752,190	7,475	15,658	(96)	(822,887)	(799,850)
Restricted shares cancelled 7/25/11			(2,887,423)	(288)	192	96	-	-
Restricted shares vested as of 09/30/11			-	-	-	-	-	-
Conversion of Debt 9/1/11			28,135,234	2,814	1,562,274	-	-	1,565,088
Reverse merger shares issued 9/1/11			24,974,700	2,497	(2,497)	-	-	-
Restricted shares issued- 9/8/11			320,825	32	21,752	(21,784)	-	(0)
Net loss	-	-	-	-	-	-	(621,271)	(621,271)

Ending Balance, September 30, 2011			125,295,526	12,530	1,597,379	(21,784)	(1,444,158)	143,967
Additional Paid-In Capital-Compensation Expense					4,240			4,240
Conversion of Debt to Pref Stock 10/17/11	1,500,000	150			1,499,850			1,500,000
Restricted shares vested as of 10/1/11						5,446		5,446
Restricted shares issued- 12/30/11			1,550,115	155	1,565,461	(1,565,616)	-	-
Net loss	-	-	-	-	-	-	(803,430)	(803,430)

Ending Balance, December 31, 2011	1,500,000	$ 150	126,845,641	$ 12,685	$ 4,666,929	$ (1,581,954)	$ (2,247,588)	$ 850,222
Additional Paid-In Capital-Compensation Expense					-			-

Purchase of Preferred Stock	200,000				200,000			200,000
Restricted Shares Issued			200,000
Stock Options - Deferred Income						763,480		763,480
Net loss	-	-	-	-	-	-	(1,359,215)	(1,359,215)

Ending Balance, March 31, 2012	1,700,000	$ 150	127,045,641	$ 12,685	$ 4,866,929	$ (818,474)	$ (3,606,803)	$ 454,487
					-			-
Restricted Shares Issued					5,234,337	(5,234,337)		-
Restricted Shares Cancelled			(1,700,115)	(155)	(1,565,461)	1,565,616		-
Restricted Shares - Unvested			(290,619)	(24)	(16,314)	16,338
Purchase of Common Stock - related to Private Offering			440,000	44	186,479			186,523
Release of Common Stock from Shareholder			(440,000)
Stock Options - Deferred Income						2,181,627		2,181,627
Net loss	-	-	-	-	-	-	(2,683,089)	(2,683,089)

Ending Balance, June 30, 2012	1,700,000	$ 150	125,054,907	$ 12,550	$ 8,705,970	$ (2,289,230)	$ (6,289,892)	$ 139,548
Restricted Shares Issued								-
Restricted Shares Cancelled								-
Restricted Shares - vested			80,205
Purchase of Common Stock - related to Private Offering			450,000	62	232,438			232,500
Release of Common Stock from Shareholder			(450,000)
Stock Options - Deferred Income						13,872		13,872
Net loss	-	-	-	-	-	-	(568,281)	(568,281)

Ending Balance September 30, 2012	1,700,000	$ 150	125,135,112	$ 12,612	$ 8,938,408	$ (2,275,358)	$ (6,858,023)	$ (182,361)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

BLUE CALYPSO, INC. AND SUBSIDIARY ( A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine months ended September 30, 2012	Nine months ended September 30, 2011	FROM INCEPTION SEP 11, 2009 TO June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (4,610,585)	$ (1,031,468)	$(6,858,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	168,473	33,240	298,731
Amortization of vested restricted stock and options	2,958,980	21,688	2,964,448
(Increase) decrease in assets:	-	-	-
Accounts receivable	7,532	(35,200)	(44,368)
Prepaid expenses and other current assets	10,555	(105,639)	(24,251)
Increase (decrease) in liabilities:	-	-	-
Accounts payable	216,017	22,188	284,179
Accounts payable-affiliate	(162,005)	43,420	114,791
Accrued expenses	(29,859)	(49,273)	126,820
Deferred revenue	13,004	38,749	37,178
Cash used in operating activities	(1,368,170)	(1,062,295)	(3,100,645)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for software development	(216,317)	(253,161)	(1,059,052)
Cash paid for purchases of fixed assets	-	(8,173)	(23,781)
Cash used in investing activities	(216,317)	(261,334)	(1,082,833)
CASH FLOWS FROM FINANCING ACTIVITIES
Contributed capital received	7,154	37	8,324
Increase in Notes Payable - Affiliate	357,707	-	357,707
Shareholder Subscriptions Receivable	-	-	-
Increase in Notes Payable -LMD	300,000	225,000	300,000
Increase in Notes Payable	-	-	200,000
Sale of Common Stock associated with Private Placement	400,022		400,022
Purchase of Stock	200,000	1,543,399	2,969,214
Convertible Notes Payable	-	500,000
Cash provided by financing activities	1,264,883	2,268,436	4,235,267
Net increase in cash	(319,604)	944,807	51,789
Cash at beginning of year	371,393	113,511	-
Cash at end of year	$ 51,789	$ 1,058,318	$51,789
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$ -	$ -	$-
Cash paid for taxes	$ -	$ -	$-
Non-cash investing and financing activities:			$221,958
Affiliate payable converted to equity	$ -	$ -	$344,993
Affiliate payable converted to note payable	$ -	$ -	$344,993

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

BLUE CALYPSO, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(unaudited)

1.  Organization and Nature of Business

Blue Calypso Holdings, Inc. (a development stage company) a Texas corporation (“BCHI”), was formed in February 2010 as an investment entity to hold a 100% single-member ownership interest in Blue Calypso, LLC, a Texas Limited Liability Company formed on September 11, 2009.  The companies are under common control.

On September 1, 2011, Blue Calypso Inc., which was then a Nevada corporation (formerly known as JJ&R Ventures, Inc. (the “Company”) entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with BCHI, and Blue Calypso Acquisition Corp., the Company’s newly-formed wholly-owned subsidiary (“Acquisition Sub”).  Upon the closing of the transaction contemplated under the Merger Agreement (the “Merger”), Acquisition Sub merged into and with BCHI, and BCHI, as the surviving corporation, became a wholly-owned subsidiary of the Company.  The merger was accounted for as a reverse-merger and recapitalization in accordance with the generally accepted accounting principles in the United States.  BCHI was the acquirer for financial reporting purposes and Blue Calypso, Inc. is the acquired company.  Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the Merger are those of BCHI and are recorded at their historical cost basis. The operations after completion of the merger include those of BCHI and the Company.  Common stock and corresponding capital amounts of BCHI pre-merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger.  On October 17, 2011, the Company was merged into and with its newly formed wholly owned subsidiary Blue Calypso, Inc., a Delaware corporation for the sole purpose of changing the state of incorporation of the Company from Nevada to Delaware.

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

2.  Summary of Significant Accounting Policies

Development Stage Company

The Company is a development stage company as defined by Accounting Standards Codification ("ASC") 915, "Development Stage Entities" and is still devoting substantial efforts on establishing the business. Its principal operations have commenced but there has been no significant revenue thus far. All losses accumulated since inception, have been considered as part of the Company’s development stage activities.

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
SEPTEMBER 30, 2012
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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, “Revenue Recognition”, when persuasive evidence of an arrangement exists, the fee is fixed or determinable, delivery of the product has occurred or services have been rendered and  collectability is reasonably assured. Revenue includes fees received from customers for advertising and marketing services provided by the Company and is recognized as earned when brand loyalists personally endorse and share the advertising campaigns with others in their digital social stream.

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

Intangible Assets

Software development costs are accounted for in accordance with ASC 350-40, Intangibles – Goodwill and Other: Internal Use Software. According to ASC 350-40 capitalization of costs shall begin when both of the following occur: a) preliminary project stage is completed,  b) management, with the relevant authority, implicitly or explicitly authorizes and commits to funding a computer software project and it is probable that the project will be completed and the software will be used to perform the function intended. The costs capitalized

BLUE CALYPSO, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(unaudited)

2.  Summary of Significant Accounting Policies, continued

include fees paid to third parties for services provided to develop the software during the application development stage, payroll and payroll-related costs such as costs of employee benefits for employees who are directly associated with and who devote time to the internal-use computer software project on activities that include coding and testing during the application development stage and interest costs incurred while developing internal-use computer software (in accordance with ASC 835-20).  Once the software is ready for its intended use, the costs are amortized using straight-line method over the estimated useful life of up to five years. The unamortized capitalized cost of the software is compared annually to the net realizable value. The amount by which the unamortized capitalized costs of the internal use software exceed the net realizable value of that asset is written off.

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
SEPTEMBER 30, 2012
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

Loss per Share

We have presented basic loss per share, computed on the basis of the weighted average number of common shares outstanding during the year, and diluted loss per share, computed on the basis of the weighted average number of common shares and all potentially dilutive common shares outstanding during the year. Potential common shares result from stock options, vesting of restricted stock grants and convertible notes. However, for the years presented, all outstanding stock options, restricted stock grants and convertible notes are anti-dilutive due to the losses incurred. Anti-dilutive common stock equivalents of 290,619 were excluded from the loss per share computation for the three months ended September 30, 2012.

Stock-Based Compensation

The Company granted stock options and restricted stock as compensation to employees and directors.  Compensation expense is measured in accordance with ASC 718 (formerly SFAS No. 123R), Compensation - Stock Compensation.  Compensation expense is recognized over the requisite service period for awards of equity instruments to employees based on the grant date fair value of those awards expected to ultimately vest.  Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from original estimates.

Concentrations of Credit Risk

Significant concentrations of credit risk may arise from the Company’s cash maintained in the bank.  The Company maintains cash in quality financial institution, however, at times, cash balance may exceed the federal deposit insurance limits (FDIC limits).  As of September 30, 2012, the cash balance with the bank did not exceed the $250,000 FDIC limit.

BLUE CALYPSO, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(unaudited)

2.  Summary of Significant Accounting Policies, continued

Advertising and Marketing

The Company's advertising and marketing costs, which consist primarily of marketing and trade show costs, business development and printed promotional and sales presentation materials, are charged to expense when incurred.  The advertising and marketing expense was $1,250 and $69,059 for the three month periods ended September 30, 2012 and 2011, respectively.

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

In December 2011, the FASB issued ASU 2011-10-Property, Plant, and Equipment (Topic 360): De-recognition of in Substance Real Estate—a Scope Clarification (a consensus of the FASB Emerging Issues Task Force). This ASU is effective for periods after June 15, 2012.  We do not expect this ASU 2011-10 to apply to the Company or to have a material effect on the financial position, results of operations or cash flows.

3.  Property and Equipment

Property and equipment consist of the following at September 30, 2012 and December 31, 2011:

	9/30/2012	12/31/2011
Office Equipment	$ 23,781	$ 23,781
Less: Accumulated depreciation	(5,964)	(2,397)
Net property and equipment	$ 17,817	$ 21,384

Depreciation expense was $1,189 for the three months September 30, 2012.

4.  Intangibles

Intangible assets consist of the following at September 30, 2012 and December 31, 2011:

	9/30/2012	12/31/2011
Capitalized Software Development Costs	$ 1,164,469	$ 948,153
Less: Accumulated amortization	(298,185)	(133,279)
Net capitalized development costs	$ 866,284	$ 814,874

BLUE CALYPSO, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(unaudited)

4.  Intangibles, continued

The amortization expense relating to the capitalized development costs was $54,152 and $32,107 for the three months ended September 30, 2012 and 2011, respectively.  Amortization expense for the next five years is estimated to be as follows:

Capitalized Development Cost Amortization

2012	$ 55,981
2013	233,842
2014	233,842
2015	210,657
2016	119,006
2017	12,955
$866,284

5.  Income Tax Provision

The Company’s income taxes are recorded in accordance with ASC 740 “Income Taxes”. The tax effects of the Company’s temporary differences that give rise to significant portions of the deferred tax assets for the quarter ended September 30, 2012 and 2011 consisted primarily of net operating losses totaling $568,131 and $621,270 which were fully reserved.  Deferred tax assets and liabilities are computed by applying the effective U.S. federal and state income tax rate to the gross amounts of temporary differences and other tax attributes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At September 30, 2012, the Company believed it was more likely than not that future tax benefits from net operating loss carry-forwards and other deferred tax assets would not be realizable through generation of future taxable income and accordingly deferred tax assets are fully reserved.

6.  Long Term Debt - Notes Payable

On April 19, 2012, the Company entered into a securities purchase agreement with an existing stockholder (the “Buyer”), pursuant to which the Company issued (i) a senior secured 8% convertible debenture in the original aggregate principal amount of $35,000 and (ii) a warrant to purchase 6,500,000 shares of common stock, $0.001 par value per share of the Company, and the Buyer covenanted to purchase up to an additional $465,000 of senior secured convertible debentures in a series of four closing at such times as may be designated by the Company in its sole discretion through October 19, 2012.  The outstanding principal of  the convertible debentures as of September 30, 2012 was $300,000.  The convertible debentures mature on October 19, 2012 and bear interest at a rate of 8%.

BLUE CALYPSO, INC. AND SUBSIDIARY

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

7.  Stockholders’ Equity (Deficit)

On June 14, 2012, the Company commenced a private offering of up to $10,000,000 of Units (the “Units”), at a purchase price of $1.00 per Unit. Each Unit consists of: (i) two shares of the Company’s common stock and (ii) a warrant to purchase one share of common stock.  The warrant is exercisable for a term of two years at an exercise price of $0.75 per share.

As of September 30, 2012, the Company has issued and sold an aggregate of 445,000 Units in the private placement in consideration of gross cash proceeds of $445,000. As a result, the Company has issued an aggregate of 890,000 shares of common stock and warrants to purchase an aggregate of 890,000 shares of Common Stock.  WFG Investments, Inc. (“WFG”) acted as placement agent in connection with the Private Placement and was entitled to receive a commission equal to 10% of any subscriptions received and warrants to purchase 3% of the number of shares of common stock included in the Units sold in the Private Placement. As of September 30, 2012, WFG has received a cash fee of $44,500 and warrants to purchase 26,700 shares of common stock.

In April 2012, the Company entered into a stockholder’s agreement with Andrew Levi, our Chief Technology Officer, whereby Mr. Levi agreed to place 25,000,000 shares of Common Stock held by him in escrow for a period of one year. In the event that the Company issues shares of Common Stock in a financing transaction, or in connection with the hiring or retention of senior management or directors during such period of time, the corresponding number of escrowed shares will be cancelled and returned to the Company’s treasury.

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

BLUE CALYPSO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(unaudited)

7.  Stockholders’ Equity (Deficit),  continued

During the three months ended September 30, 2012, the investor completed the purchase of the additional 200,000 shares of Series A Preferred and warrants to purchase an additional 2,945,509 shares of common stock.  The conversion of Series A Preferred into common stock and exercise of warrants is limited to the extent that the beneficial owners own greater that 4.99% of the Company’s common stock.

Blue Calypso, Inc. is authorized to issue 685,000,000 shares of capital stock: 680,000,000 shares of common stock at a par value of $.0001 and 5,000,000 shares of preferred stock, also at $.0001 par value per share.  There were 125,135,112 shares of common stock issued and outstanding as of September 30, 2012.  There were 1,700,000 shares of Series A Preferred were issued and outstanding as of September 30, 2012.  The Company did not make or declare any distributions to shareholders during the quarter ended September 30, 2012 or September 30, 2011.

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

Stock Options

During 2011, the Company granted options to purchase 2,420,000 shares of the Company’s common stock to non-employee board members and other consultants under the Plan.  The options vest pro rata quarterly over two years.  During the three months ended September 30, 2012, the Company granted options to purchase 770,000 shares of the Company’s common stock to employees, and non employee board members.  During this period 375,000 of stock options were forfeited.  These options were granted at a range of strike prices and vesting schedules.   The fair value for the Company’s options were estimated at the date of grant using the Black-Scholes option pricing model with the weighted average assumptions as noted in the following table.  The Black-Scholes option valuation model incorporate ranges of assumptions for inputs, and those ranges are disclosed below.  Expected volatilities are based on similar industry-sector indices.  The expected life of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding.  The risk-free interest rate assumption is based on market yield on U.S. Treasury securities at 2-year constant maturity, quoted on investment basis determined at the date of grant.

Assumptions used for employee stock options:
Risk-free interest rate	0.25%
Stock price volatility	20% - 37%
Expected life	5.75 years

BLUE CALYPSO, INC. AND SUBSIDIARY

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(unaudited)

7.  Stockholders’ Equity (Deficit), continued

Using the valuation assumptions noted above, the Company estimated the value of stock options granted to be $13,872 and $0 for the three months ended September 30, 2012 and September 30, 2011, respectively.   The value of these options is being amortized to stock-based compensation expense consistently with the vesting events. The stock-based compensation expense recorded was $13,872 and $0 during quarter ended September 30, 2012 and September 30, 2011, respectively.  The following table summarizes the stock option activity as of September 30, 2012

Stock option activity for the nine months ended September 30, 2012:

	Outstanding Options	Weighted Average Exercise Price

Balance, December 31, 2011	2,420,000	0.0679
Granted Q1, 2012	2,495,325	0.3292
Granted Q2, 2012	6,608,218	0.1536
Forfeited Q2, 2012	(1,980,333)	0.0679
Granted Q3 2012	770,000	0.7825
Forfeited Q3 2012	(375,000)	0.0679
Balance, September 30, 2012	9,938,210	0.2459
Exercisable at 9/30/12	7,440,158	0.1841

Restricted Stock

The restricted stock granted prior to the reverse merger transaction, have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger.

The following table summarizes the restricted stock activity for the period ended September 30, 2012:

Restricted Shares Activity:
Restricted shares issued as of December 31, 2011	1,870,940
Granted during three months ended March 31, 2012	200,000
Granted during three months ended June 30, 2012	13,085,842
Forfeited during three months ended June 30, 2012	(1,700,115)
Granted during three months ended September 30, 2012	0
Forfeited during three months ended September 30, 2012	0
Total Restricted Shares Issued at September 30, 2012	13,456,667
Vested at June 30, 2012	(160,412)
Unvested restricted shares as of September 30, 2012	13,296,255

BLUE CALYPSO, INC. AND SUBSIDIARY

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(unaudited)

Restricted Stock  (continued)

A total of 13,085,842 shares were granted in the quarter ended June 30, 2012 and will vest 1/3 in the first year following the grant and the balance over the following 8 calendar quarters. The share based compensation expense is $5,466 and $0 for quarters ended September 30, 2012 and September 30, 2011, respectively.  Deferred income related to the 13,085,842 restricted shares granted in Q2-2012 was $5,234,337 and will be recorded in the periods the restricted shares are vested.

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

9.  Liquidity-Going Concern

These financial statements have been prepared assuming that the Company is a going concern. The Company incurred a net loss in the periods ended September 30, 2012 and 2011 and for the period from September 11, 2009 (inception) to September 30, 2012.

The Company has limited cash availability at the Balance Sheet date.  The Company’s ability to continue operations on an ongoing basis are dependent on receiving additional investment monies. Management is currently attempting to secure additional investment monies through the private placement transaction described in footnote # 10 below.   There is a high level of uncertainty as to whether these efforts will be successful.

10.  Subsequent Events

The Company evaluated events or transactions occurring after September 30, 2012, the balance sheet date, through November 14, 2012, the date the financial statements were available to be issued, and determined any events or transactions which could impact the financial statements as of and for the quarter ended September 30, 2012.

On October 4, 2012, the Company entered into a letter agreement with Aztec, pursuant to which Aztec agreed to exchange the Note and the existing accounts payable balance for an 8% convertible debenture due March 31, 2013 pursuant to the terms of an exchange agreement to be entered into by and between the Company and Aztec no later than October 15, 2012. Aztec also agreed to waive and forbear any breach or event of default under the Note until October 15, 2012. Pursuant to the letter agreement, the Company also agreed to register the shares of Common Stock underlying the 8% convertible debenture. On October 15, 2012, the Company entered into a letter agreement with Aztec pursuant to which Aztec agreed to waive and forbear from assessing any breach or event of default under the Note until October 31, 2012. On October 31, 2012, Aztec agreed to waive and forbear any breach or event of default under the Note until November 9, 2012. On November 9, 2012, the Company entered into the exchange agreement with Aztec, pursuant to which the Company and Aztec agreed to exchange the Note and the Company's  existing accounts payable to Aztec for an 8% Convertible Note in the original principal amount of $545,958.16. The 8% Convertible Note is due on March 31, 2013. Pursuant to the letter agreement, the Company also agreed to register the shares of Common Stock issuable upon conversion of the 8% Convertible Note and an aggregate of 3,733,428 shares of Common Stock currently held by Aztec on or before December 31, 2012. The 8% Convertible Note is convertible into shares of the Company's Common Stock at a conversion price equal to the greater of: (i) $0.15 per share or (ii) the price per share at which Common Stock is sold in a subsequent financing. Upon effectiveness of the registration statement covering the resale of such shares, the 8% Convertible Note will automatically convert into shares of the Company's Common Stock.

On October 24, 2012 the Company commenced a private offering of up to $3,000,000 of 10% convertible debentures.  Each Unit consists of: (i) a 10% convertible debenture in the principal amount of $50,000, and (ii) 12,500 of Common Stock. The 10% convertible debentures are convertible into shares of the Company’s common stock at a conversion price equal to the lesser of $0.50 or the price at which securities are sold by the Company in a subsequent financing. As of November 14, 2012, the Company has received aggregate proceeds of $50,000 from this private placement.

On October 17, 2012, the Company and LMD Capital, LLC signed an agreement that extended the due date of the debentures issued to LMD to November 30, 2012 (footnote # 6 above).   On October 31, 2012, LMD loaned an additional $65,000 to the Company bringing the outstanding principal balance of the 8% debentures to $365,000. On November 14, 2012, LMD loaned an additional $50,000 to the Company bringing the outstanding principal balance of the 8% debentures to $415,000.

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

Additionally, we offer a private label version of our patented platform, where the friends and advocates of the advertiser are engaged to endorse the products and services of the advertisers.  These friends and advocates receive a broad range of rewards for their participation. We recently shifted our focus to the private label version of our platform and we believe that this product provides the Company with the greatest growth opportunities.

Critical Accounting Policies

Development Stage Company

We are a development stage company as defined by Accounting Standards Codification (“ASC”) 915, “Development Stage Entities” and are still devoting substantial efforts to establishing our business. Our principal operations have commenced but there has been no significant revenue thus far. All losses accumulated since the inception have been considered part of our development stage activities.

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

Income Taxes

Income taxes are recorded in accordance with ASC 740, “Income Taxes.” Deferred income taxes are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. An allowance is provided when it is more likely than not that tax benefits will not be utilized, which is the case as of the September 30, 2012 financial statements.

Stock-Based Compensation

We grant stock options and restricted stock as compensation to employees, directors and consultants. Compensation expense is measured in accordance with ASC 718 (formerly Statement of Financial Accounting Standards No. 123R), “Compensation — Stock Compensation.” Compensation expense is recognized over the requisite service period for awards of equity instruments based on the grant date fair value of those awards expected to ultimately vest. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from original estimates.

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

Results of Operations

Comparison of Three Months Ended September 30, 2012 and 2011

Net Loss.  For the three months ended September 30, 2012, we had a net loss of $568,131, as compared to a net loss of $621,270 for the three months ended September 30, 2011.  The decrease in net loss was due to two factors.  The first was related to a decrease in investment in sales, marketing expenses and the second was a decrease in operations expenses.

Revenue.   Revenue for the three months ended September 30, 2012 was $9,547, as compared to $1,665 in revenues for the same period in 2011.  We are a development stage company and have had modest revenue to date.

Cost of Revenue.  Cost of revenue is primarily comprised of payments to endorsers for promoting advertiser content.  Our cost of revenue was $8,717 for the three months ended September 30, 2012, as compared to $58,958 for the same period in 2011.  The decrease was related to a planned effort to reduce endorser fees in the current period.

Sales and Marketing. For the three months ended September 30, 2012, sales and marketing expenses decreased by $32,458 to $120,604 compared to the same period in 2011.  The decrease was due primarily to decreased costs related to a reduction in marketing staff.  Sales and marketing expense included the compensation and benefit expense of the four sales and marketing staff members as well as travel, entertainment and advertising expense directly attributable to the sales and marketing function.

General and Administrative.  For the three months ended September 30, 2012, general and administrative expenses were $364,067 as compared to $357,571 for the three months ended September 30, 2011.  Expenses included legal and professional expenses related to statutory filing process, patent legal and legal and accounting related to continued fund raising activities.  General and administrative expenses primarily consisted of contract labor, outside services and professional fees.

Other Operating Expenses.  Other operating expenses for the quarter ended September 30, 2012 were $13,872 versus zero for the same period in 2011.  The increase was due to non-cash deferred compensation expense related to stock options and restricted stock that vested in the current quarter totaling $13,872.

Depreciation and Amortization. Depreciation and amortization expenses relate primarily to the amortization of capitalized software development.  The increase from $32,599 for the three months ended September 30, 2011 to $57,170 for the three months ended September 30, 2012 was due to our ongoing software development initiative and implementation of improvements and new services related to our network.

Our development activities are outsourced to Aztec Systems, Inc., a company that was majority owned by Mr. Levi, our chief technology officer and a member of our board of directors prior to its sale in the second quarter of  2012.  For the quarter ended September 30, 2012, we incurred $24,175 of software development costs versus $129,037 for the quarter ended September 30, 2011, as development activities have been curtailed in an effort to preserve cash resources.

Interest Expense.  Interest expense was $13,248 for the three months ended September 30, 2012 in comparison to $20,745 for the three months ended September 30, 2011.  The current period interest expense related to two (2) notes payable.  The first to related party, Aztec Systems, Inc  (see footnote #8 in financial statements above).  The note has a per annum interest rate of 8%.  The balance at September 30, 2012 was $364,861.  The second is for senior secured debentures to LMD Capital, LLC in the amount of $300,000.

Comparison of Nine Months Ended September 30, 2012 and 2011

Net Loss.  For the nine months ended September 30, 2012, we had a net loss of $4,610,585 as compared to a net loss of $1,031,467 for the nine months ended September 30, 2011.  The increase in net loss was due to two factors.  The first was related to an increase in general and administration in comparison to the nine months ended September 30, 2011 of $504,205.  The second was related to the recording of a deferred compensation expense of $2,958,981 related to options vested during the nine months ended September 30, 2012.

Revenue.   Revenue for the nine months ended September 30, 2012 was $10,307, as compared to $7,701 in revenues for the same period in 2011.  We are a development stage company and have had modest revenue to date.

Cost of Revenue.  Cost of revenue is primarily comprised of payments to endorsers for promoting advertiser content.  Our cost of revenue was $147,551 for the nine months ended September 30, 2012, as compared to $71,093 for the same period in 2011.  The increase was due to company-sponsored advertising activity intended to attract an endorser base.

Sales and Marketing. For the nine months ended September 30, 2012, sales and marketing expenses were $244,942 compared to $255,389 the same period in 2011.  The decrease was due primarily to decreased costs related to reduced marketing staff.  Sales and marketing expense included the compensation and benefit expense of the five sales and marketing staff members as well as travel, entertainment and advertising expense directly attributable to the sales and marketing function.

General and Administrative.  For the nine months ended September 30, 2012, general and administrative expenses were $1,072,434 as compared to $568,229 for the nine months ended September 30, 2011.  The increase was due primarily to legal and professional expenses related to statutory filing process, patent legal and legal and accounting related to the continued fund raising activities. . General and administrative expenses primarily consisted of contract labor, outside services and professional fees.

Other Operating Expenses. Other operating expenses for the nine months ended September 30, 2011 were $2,958,981 versus $0  for the same period in 2011.  The increase was due to non-cash deferred compensation expense related to stock options and restricted stock that vested in the current nine months totaling $2,958,981.

Depreciation and Amortization. Depreciation and amortization expenses relate primarily to the amortization of capitalized software development.  The increase from $84,319 for the nine months ended September 30, 2011 to $168,474 for the nine months ended September 30, 2012 was due to our ongoing software development initiative and implementation of improvements and new services related to our network.

Our development activities are outsourced to Aztec Systems, Inc., a company that was majority owned by Mr. Levi, our chief technology officer and a member of our board of directors prior to its sale in the second quarter of 2012.  For the nine months ended September 30, 2012, we incurred $216,317 of software development costs versus $253,161 for the nine months ended September 30, 2011.

Interest Expense.  Interest expense was $28,510 for the nine months ended September 30, 2012 in comparison to $60,138 for the nine months ended September 30, 2011.  The current period interest expense related to two (2) notes payable.  The first to Aztec Systems, Inc., interest expense was $19,963 and the second is for 8% senior secured debentures to LMD Capital, LLC, interest expense was $8,547.  At September 30, 2011, the Company had a total of $1,500,000 of subordinated convertible debt outstanding.  The Company incurred interest expense of $60,138 for the nine month period ended September 30, 2011.

Cash Flows

Comparison of Three Months Ended September 30, 2012 and 2011

Cash used in operating activities during the three months ended September 30, 2012 was $363,817 as compared to $629,704 for the three months ended September 30, 2011.  The change was due to a $53,139 decrease in net loss and an increase in accounts payable and accrued expenses of $175,882.

Cash used in investing activities during the three months ended September 30, 2012 was $24,175, as compared to $133,899 for the three months ended September 30, 2011.  This was attributed to reduced investment in the development of software to help retain cash reserves.

During the three months ended September 30, 2012, cash provided by financing was $347,955, as compared to $1,568,399 for the same period in 2011.  During the current quarter, net cash of $333,349 was provided from our private placement transaction and $10,000 was provided from the senior secured convertible debentures from LMD Capital, LLC.   This compares to the prior year when the Company secured cash from the sale of common stock associated with a private placement totaling $1,543,399.

Comparison of Nine Months Ended September 30, 2012 and 2011

Cash used in operating activities during the nine months ended September 30, 2012 was $1,368,020 as compared to  $1,062,995 for the nine months ended September 30, 2011.  The change was due to a $3,578,967 increase in net loss, offset by the non-cash expense for deferred stock option compensation of $2,927,292.  The other significant factor was the non-cash  increase in depreciation and amortization of $135,233.

Cash used in investing activities during the nine months ended September 30, 2012 was $216,317, as compared to $261,334 for the nine months ended September 30, 2011.  This was attributed to increased investment in the development of software.

During the nine months ended September 30, 2012, cash provided by financing was $1,264,733, as compared to $2,268,436 for the same period in 2011.  During the nine months ended September 30, 2012, cash of $399,872 was provided from our private placement transaction and $300,000 was provided from the senior secured convertible debentures from LMD Capital, LLC; and $357,707 was provided from a note payable to related party, Aztec.   This compares to the prior year when the Company secured cash the sales of common stock associate with a private placement totaling $1,543,399 and $725,000 from notes payable.

Going Concern Consideration

Our registered independent auditors have issued an opinion on our financial statements for the year ended December 31, 2011, which includes a statement describing our going concern status.  This means that there is substantial doubt that we can continue as an on-going business for the next 12 months unless we obtain additional capital to pay our bills and meet our other financial obligations.  Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, dispose of selective assets, and ultimately, generate additional revenue. The going concern opinion may also limit our ability to access certain types of financing, prevent us from obtaining financing on acceptable terms, and limit our ability to obtain new business due to potential customers’ concern about our ability to deliver products or services.  We must raise capital to implement our project and stay in business.

Liquidity and Capital Resources

We are a development stage company and have incurred cumulative losses of $6,858,023 since beginning operations on September 11, 2009.  At September 30, 2012, we had a cash balance of $51,789 and negative working capital of $401,601.

On November 9, 2012, the Company entered into the exchange agreement with Aztec, pursuant to which the Company and Aztec agreed to exchange the Note and the Company's  existing accounts payable to Aztec for an 8% Convertible Note in the original principal amount of $545,958.16. The 8% Convertible Note is due on March 31, 2013. Pursuant to the exchange agreement, the Company agreed to register the shares of Common Stock issuable upon conversion of the 8% Convertible Note and an aggregate of 3,733,428 shares of Common Stock currently held by Aztec on or before December 31, 2012. The 8% Convertible Note is convertible into shares of the Company's Common Stock at a conversion price equal to the greater of: (i) $0.15 per share or (ii) the price per share at which Common Stock is sold in a subsequent financing. Upon effectiveness of the registration statement covering the resale of such shares, the 8% Convertible Note will automatically convert into shares of the Company's Common Stock.

On October 24, 2012, the Company commenced a private offering of up to $3,000,000 of Units.  Each Unit consists of: (i) a 10% convertible debenture in the principal amount of $50,000, and (ii) 12,500 of common stock. The 10% convertible debentures are due two years from the date on which they are issued and are convertible into shares of the Company’s Common Stock at a conversion price equal to the lesser of (i) $0.50 per share or (ii) the price per shares at which shares of the Company’s Common Stock are sold in a subsequent financing.  As of November 14, 2012, the Company has issued and sold 1 Unit in consideration for gross proceeds of $50,000.

  On June 13, 2012, the Company commenced a private placement of up to $10,000,000 of Units, at a purchase price of $1.00 per Unit. Each Unit consists of: (i) two shares of Common Stock and (ii) a warrant to purchase one share of the Company’s Common Stock (the “Warrant”). The Warrant is exercisable for a term of two years at an exercise price of $0.75 per share. As of October 14, 2012, the termination date of the offering, we issued and sold an aggregate of 445,000 Units in consideration of gross proceeds of $445,000.

On April 19, 2012 the Company entered into a securities purchase agreement with an existing stockholder pursuant to which the Company issued  (i) a senior secured convertible debenture in the original aggregate principal amount of $35,000  and  (ii) a warrant to purchase 6,500,000 shares of common stock of the Company, and the buyer covenanted to purchase up to an additional $465,000 of senior secured convertible debentures in a series of four closing at such times as may be designated by the Company in its sole discretion through October 19, 2012.  The balance outstanding under this agreement was $292,548.  The convertible debentures mature on October 19, 2012 and bear an interest rate of 8%. On October 17, 2012, the Company and LMD Capital, LLC signed an agreement that extended the due date of the debentures issued to LMD Capital to November 30, 2012 (footnote # 6 in the financial statements above). On October 31, 2012, LMD loaned an additional $65,000 to the Company bringing the outstanding principal balance of the 8% debentures to $365,000. On November 14, 2012, LMD loaned an additional $50,000 to the Company bringing the outstanding balance of the 8% debentures to $415,000.

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

If we are unable to raise sufficient funding in our current private placement, we will need to seek funding from alternative sources. We have no assurance that future financing will be made available to us, and if made available to us, in amounts or on terms acceptable to us.  If we are unable to raise any additional funding in our current private placement or from other sources, we will either have to suspend operations until we do raise capital or cease operations entirely.

Contractual Obligations

During 2011, the Company had a significant contractual obligation consisting of convertible promissory notes payable of $1,500,000 that would have been due on December 1, 2011.  These promissory notes automatically converted into 1,500,000 shares of Series A Convertible Preferred Stock on October 17, 2011.  During the three months ended March 31, 2012, an additional 200,000 shares of Series A Convertible Preferred Stock were issued that provided $200,000 of funding in the quarter.   As indicated in footnote 8 of the financial statements, Blue Calypso has engaged the services of a related party, Aztec Systems, Inc., for software development, use of network operating center, and accounting.  We have warrants outstanding for a total of 31,536,818 shares at a price of $0.10 per share.  We also have warrants outstanding for a total of 106,000 shares at a price of $0.75 per share.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since we are a “smaller reporting company,” as defined by SEC regulation, we are not required to provide the information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, our chief executive officer (“CEO”) and chief financial officer (“CFO”) have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012.  Based on that evaluation, we have concluded that due to our small size, we are unable to sufficiently segregate conflicting duties and, as of September 30, 2012, our disclosure controls and procedures were not effective, due to our inability to sufficiently segregate conflicting duties, to provide reasonable assurance that information required to be disclosed in our periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the officers, to allow timely decisions regarding required disclosure. As additional resources and personnel become available we will implement appropriate procedures and segregation of duties to mitigate any material weaknesses.

Based upon this assessment, our CEO and CFO concluded that, as of September 30, 2012, there existed a material weakness in our processes, procedures and controls related to the preparation of our annual or interim financial statements.  We have concluded that our internal control over financial reporting was not effective as of September 30, 2012. Due to this material weakness, in preparing our annual or interim financial statements, we performed compensating additional procedures designed to ensure that such financial statements were fairly presented in all material respects in accordance with generally accepted accounting principles.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On July 31, 2012, the Company filed a patent infringement complaint against Groupon, Inc. alleging infringement of two of its patents, 7,664,516 and 8,155,679, focused on its peer-to-peer marketing technology. The complaint was filed in the U.S. District Court in the Eastern District of Texas.

On August 24, 2012, the Company filed a patent infringement complaint against Living Social, Inc. alleging infringement of two of its patents, 7,664,516 and 8,155,679, focused on its peer-to-peer marketing technology. The complaint was filed in the U.S. District Court in the Eastern District of Texas.

On October 17, 2012, the Company filed patent infringement complaints against YELP, Inc. and IZEA, Inc.  The suits allege infringement of two of its patents, 7,664,516 and 8,155,679, focused on its peer-to-peer marketing technology. The complaint was filed in the U.S. District Court in the Eastern District of Texas.

On November 6, 2012, the Company filed patent infringement complaints against MyLikes. and Foursquare.  The suits allege infringement of two of its patents, 7,664,516 and 8,155,679, focused on its peer-to-peer marketing technology. The complaint was filed in the U.S. District Court in the Eastern District of Texas.

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

As previously reported in the Company's Current Report on Form 8-K dated June 25, 2012 (the "Form 8-K"), on June 14, 2012 the Company commenced a private offering of up to $10,000,000 of Units, at a purchase price of $1.00 per Unit. Each Unit consisted of: (i) two shares of the Company's Common Stock, and (ii) a warrant to purchase one share of common stock exercisable for a term of two years at an exercise price of $0.75 per share.  As previously reported in the Form 8-K, as of July 26, 2012, the Company had issued and sold an aggregate of 240,000 Units in the private placement in consideration of gross cash proceeds of $240,000. Following the filing of the Current Report, the Company issued and sold an additional 95,000 Units during the period ended September 30, 2012, resulting in additional gross cash proceeds of $95,000. As a result, the Company issued an aggregate of 890,000 shares of Common Stock and Warrants to purchase an aggregate of 445,000 shares of Common Stock in consideration of gross cash proceeds of $445,000.  WFG Investments, Inc. ("WFG") acted as placement agent in connection with the private placement and was entitled to receive a commission equal to 10% of any subscriptions received and Warrants to purchase 3% of the number of shares of Common Stock included in the Units sold in the Private Placement. As a result, WFG received a cash fee of $44,500 and Warrants to purchase 26,700 shares of Common Stock.

On August 28,, 2012, the Company issued an aggregate of 44,007 shares of Common Stock as consideration for consulting services rendered to the Company.

The foregoing securities were sold to a limited number of accredited investors, without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder. The securities may not be transferred or sold absent registration under the Securities Act or the availability of an applicable exemption therefrom.

ITEM 3. Defaults Upon Senior Securities.

                None.

ITEM 4.  Mine Safety Disclosures.

None.

ITEM 5. OTHER INFORMATION.

                On November 9, 2012, the Company entered into the exchange agreement with Aztec, pursuant to which the Company and Aztec agreed to exchange the Note and the Company's  existing accounts payable to Aztec for an 8% Convertible Note in the original principal amount of $545,958.16. The 8% Convertible Note is due on March 31, 2013. Pursuant to the exchange agreement, the Company agreed to register the shares of Common Stock issuable upon conversion of the 8% Convertible Note and an aggregate of 3,733,428 shares of Common Stock currently held by Aztec on or before December 31, 2012. The 8% Convertible Note is convertible into shares of the Company's Common Stock at a conversion price equal to the greater of: (i) $0.15 per share or (ii) the price per share at which Common Stock is sold in a subsequent financing. Upon effectiveness of the registration statement covering the resale of such shares, the 8% Convertible Note will automatically convert into shares of the Company's Common Stock.

The foregoing securities were sold to a limited number of accredited investors, without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder. The securities may not be transferred or sold absent registration under the Securities Act or the availability of an applicable exemption therefrom.

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

10.23	Form of Warrant – June 2012 Private Placement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2012)
10.24	Exchange Agreement dated November 9, 2012 between Blue Calypso, Inc. and Aztec Systems, Inc.
10.25	8% Convertible Note dated November 9, 2012.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE CALYPSO, INC.

Date:	November 19, 2012	By:	/s/ David S. Polster
		Name:	David S. Polster
		Title:	Chief Financial Officer

                                                                                                                                                                            EXHIBIT INDEX
Exhibit Number	Description
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

10.23	Form of Warrant – June 2012 Private Placement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2012)
10.24	Exchange Agreement dated November 9, 2012 between Blue Calypso, Inc. and Aztec Systems, Inc.
10.25	8% Convertible Note dated November 9, 2012.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

(b)  Reports on Form 8-K

None.

(c)  Financial Statement Schedules

None.