Form 10-K
period 2012-12-31
BLUE CALYPSO, INC.
filed 2013-03-29
CIK 1399587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 X .  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

     .  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 333-143570

BLUE CALYPSO, INC.

 (Exact name of registrant as specified in its charter)

Delaware	20-8610073
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19111 North Dallas Parkway, Suite 200 Dallas, TX	75287
(Address of principal executive offices)	(Zip Code)

(972) 695-4776

 (Registrant’s Telephone Number, Including Area Code)

Securities Registered pursuant to Section 12(b) of the Act: None

Securities Registered pursuant to Section 12(g) of the Exchange Act:  Common Stock, $0.0001 par value

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

Yes      . No  X .

On June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the registrant was $54,839,687. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock as of  March 28, 2013, was 138,381,367.

BLUE CALYPSO, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2012

PART I

ITEM 1.  BUSINESS

We were incorporated as a Nevada corporation on March 2, 2007 under the name JJ&R Ventures, Inc. for the purpose of developing and marketing an educational book series, consisting of books, presentations and flash cards focusing on healthy nutrition for children. On or about July 2011, we were presented with a business opportunity by the management of a privately held Texas company named Blue Calypso Holdings, Inc. that upon evaluation was determined to be more desirable than our previous business plan. As a result, we suspended our efforts in relation to our original business plan and entered into negotiations with Blue Calypso Holdings, Inc. to consummate a reverse merger transaction.

In contemplation of a possible transaction with Blue Calypso Holdings, Inc., we changed our name from “JJ&R Ventures, Inc.” to “Blue Calypso, Inc.” on July 21, 2011 and completed a three and four tenths (3.4) for one (1) forward stock split of our common stock.

On September 1, 2011, in order to effectuate the reverse merger transaction, Blue Calypso Acquisition Corp., a wholly-owned subsidiary of ours, merged with and into Blue Calypso Holdings, Inc., with Blue Calypso Holdings, Inc. being the surviving corporation and becoming our wholly-owned subsidiary. In connection with this merger, we discontinued all of our prior operations and assumed the business of Blue Calypso Holdings, Inc. as our sole line of business. We refer to this merger transaction as the “reverse merger.”

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

On October 17, 2011, we merged with and into Blue Calypso, Inc., a Delaware corporation and wholly-owned subsidiary, for the sole purpose of changing our state of incorporation from Nevada to Delaware.  We refer to this merger transaction as the “reincorporation merger.”

The Company

Through our platform, participating consumers can use the mobile and social technologies they regularly use for digital communications to endorse our participating advertisers’ brands, offerings or causes.  These consumer “endorsers” deliver advertiser-created content to their friends and followers and are sometimes rewarded for promoting participating advertisers’ brands with incentives and reward perks.

Today, large companies are becoming their own media networks, disseminating digital content to their millions of email addresses, Facebook fans, Twitter followers, etc. These social media channels and mobile delivery capabilities have created a significant opportunity for companies to leverage their marketing assets by having their “fans” tell their friends about a company or product, thus increasing impact through influence, reducing their media expenses and growing their return on investment.

We help companies who market to consumers by cultivating, activating, and monetizing their social media presence. Our technology facilitates content delivery across multiple social channels and then tracks performance, monitors engagement, and uses robust analytics to help client companies improve their marketing returns.

Brand content, such as promotions and offers, are offered by client companies to their fans, employees, and customers. Should these advocates choose to, they can forward these promotions and offers through social media channels with a personal message.  Our technology tracks, monitors, and performs analytics for client to help them improve their returns on marketing investments.

Our technology allows us to help clients spread their marketing message, and can help them reach new prospective customers.  This can be done by encouraging customers to  learn more about a new product, watch a promotional video, increase “likes” on Facebook, increase followers on Twitter, join email lists, etc.  This is done by encouraging advocates of a company to interact and personalize messages to people that they think would like to hear about an offer.  Advocates of a company can add comments, a photo or video, and share it with their social networks.  Brand swill many times offer incentives or VIP perks to advocates who share.  Many times, brands will offer incentives in a loyalty program that already exists as a ‘thank you” to advocates for sharing a message.

It is also clear that many companies are beginning to see their employees as a key channel to spread the message about new products and promotions.  We have created a new product, EmGage™, that leverages our base technology of tracking, monitoring, and performing analytics on the spread of social media, but are targeting companies with large employee bases as the key channel of message distribution.  By offering employees incentives, employers can encourage their employees to let their friends know about upcoming products and promotions, which can increase sales as well as employee satisfaction, and potentially reduce turnover.

When leveraging our proprietary technology and patents, are constantly looking for opportunities to help companies spread their message more effectively and efficiently using social media channels as a significant cost savings vs. traditional media channels such as television, radio, and newspapers.  We will continue to innovate, creating new products and services to help companies leverage the significant cost reduction capabilities that our technology offers.

Our proprietary ad-rendering and delivery engine gives advertisers the ability to serve multiple creative display ads within the same campaign, targeting such specific conditions as geo-location, day-of-week, time-of-day, and even weather conditions. Our technology identifies the recipient’s circumstance upon campaign view and delivers a relevant message. We believe that our ability to implement targeted advertisements, including point-of-sale, geo-location specific offers, and metered mobile coupon redemptions, extends the capability of our platform beyond current digital or mobile advertising.

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

Our principal executive offices are located at 19111 North Dallas Parkway Suite 200, Dallas Texas 75287. Our telephone number is (972) 695-4776. Our website address is http://www.bluecalypso.com.

Market Opportunity

The global wireless industry continues to experience explosive growth, with consumers embracing mobile technologies like never before as new services, capabilities and cost efficiencies drive global adoption. Infonetics Research estimates global mobile phone subscribers will grow to 6.4 billion by 2015.

According to Cellular Telecommunications Industry Association (CTIA), at December 31, 2010, there were 302 million mobile subscribers in the United States, representing 96% of the United States population. The Cellular Telecommunications Industry Association reports that as of December 2010 there were 270 million data-capable devices, including 78.2 million smart phones or wireless-enabled personal digital assistants and 13.6 million wireless-enabled laptops, notebooks, tablets or wireless broadband modems. International Data Corporation research estimates that smart phone penetration will increase from approximately 30% in 2010 to 45% in 2015, while Nielsen expects that by the end of 2011 there will be more smart phones in use in the United States market than feature phones.  We believe that we are just at the beginning of a new wireless era where smart phones will become the standard device consumers use to connect to friends, the Internet and the world at large.

A recent JP Morgan report predicts 2011 mobile ad spending will increase to $1.2 billion.  This is approximately double the 2010 mobile ad spending reported in the IAB Internet Advertising Report.  In a recent study conducted by ABI Research, 27 percent of mobile phone users accessing websites using mobile phones clicked on a mobile banner ad or text link.  One thousand United States consumers participated in the survey.

We believe that as advertisers adapt to the changing media and content distribution landscape, they will place an increasing priority on the next frontier of mobile while leveraging social media communities and properties.  We believe that historical advertising media such as print, television and radio, and even Internet banner ads, are beginning to shift to mobile platforms and generally explore alternatives to traditional advertising techniques.  Mobile platforms enable advertisers to put relevant messages out to a more highly targeted buyer community, while encouraging branded and personal content syndication.  In addition, mobile devices have become a ubiquitous extension of many target buyers and a critical part of the lifestyle of most generations.

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

We believe that peer-to-peer or “friend-to-friend” advertising (also known as word-of-mouth advertising) is the most powerful and effective form of advertising.  According to eMarketer, two-thirds of all economic activity in the United States is influenced by shared opinions about a product, brand or service. GfK NOP reports that 92% of consumers cite word-of-mouth as one of the best sources for ideas about new products, up from 67% a generation ago.  Additionally, Forrester Research showed that over 60% of consumers trust product recommendations found in online sources like discussion boards, and Google’s research shows that 78% of consumers trust peer recommendations versus 14% from advertisers.

According to Forrester Research interactive marketing forecasts from 2011, interactive marketing spend in the United States should reach $41 billion in 2012, growing to over $76 billion in 2016. The two fastest sub-segments, mobile marketing and social media, should have a compounded annual growth rate of 38% and 26%, respectively. These two segments are the primary markets that we plan on competing in. We believe that the significant spend currently, combined with the superior forecasted growth in spending by marketers, present the best opportunity to monetize our technology innovations.

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

We seek to work with large companies that spend much of their marketing budgets attracting new customers or encouraging their current customers to purchase more often. We market our white label SocialEcho™ product to them via current relationships that our team members have, or we leverage agency relationships as conduits to be introduced to prospective clients which can be delivered as a "white label" experience by the agency. Further, we go to conferences and trade shows to provide a platform for us to communicate the benefits of our technology to prospective clients.

The initiatives described above are also aimed at attracting endorser interest.  In addition, we attract endorsers through invitation by advertisers, through viral techniques within social media communities (e.g., when friends see friends participating in our platform), through direct marketing efforts (e.g., emails, attendance at community events and trade shows) and through word of mouth.

Advertisers

As a development stage company, we are in the early stages of developing a customer base.  We enter into written agreements with each of our customers, which typically include a three to six month commitment on the part of our customers.  Customers’ fees are based on the services actually provided, i.e., on the level of campaign activity selected, the level of consultation provided by us with respect to such campaign or campaigns, the level of specific targeting selected (e.g., geo-location, day-of-week, time of day, etc.), any analytics purchased, the number of endorsements actually given and sometimes on results actually achieved.  In accordance with our customer agreements, we reserve the right to close a customer account that has been inactive for more than 12 months and to terminate a customer’s status as a registered advertiser for any reason.  Our written agreements also include general terms and conditions.

We also pick up advertising campaigns for various advertisers who are not customers through our participation in affiliate programs through Amazon, LinkShare and Commission Junction.  We have agreements directly with these three companies, not with the advertisers they represent.  These agreements provide general payment terms, which are tied to actual generation of activity or purchases for their advertisers.  Neither we nor our advertisers are obligated to pick up any advertisements through these affiliate programs.

Endorsers

An important strategic element of our business model is to ensure that each endorser has a positive experience using our platform.  We aim to achieve this by providing them with access to innovative, timely and relevant content in addition to exclusive offers provided by the advertiser community.  The goal is to provide messages and offers that endorsers will enjoy sharing within their professional and personal circles, and that recipients will enjoy receiving.  We believe that our ability to automate features that allow the endorser to shape and group what type of content is shared within sub-sets of his or her personal and professional communications circles is of utmost importance in order to avoid the potential “annoyance factor.”

When they sign up with us, endorsers agree to a set of written terms and conditions.  These terms and conditions cover the general terms of our rewards programs and include a code of conduct aimed at curtailing potentially offensive, deceptive or otherwise harmful communications in connection with endorsements.  We have the right to terminate an endorser’s account due to inappropriate content, if an account is inactive for six months, or for a violation of our terms and conditions, which closure would result in the endorser’s loss of any earned but unused rewards or perks.  There are no other penalties or fees endorsers may face for discontinuing their participation with your platform.  Endorsers receive rewards and other benefits only to the extent that they provide endorsements for our advertisers.

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

Intellectual Property

We believe we have advantages over competitors in the mobile advertising industry due to the intellectual property we possess and have on file with the United States Patent and Trademark Office. In February 2010, we received Unites States Patent number 7,664,516 and in April 2012 we received United States Patent number 8,155,679.  With the payment of all maintenance fees, these patents will not expire until December 14, 2026.  We believe that the patents cover the core of our business,i.e., a basic method and system for peer-to-peer advertising between mobile communication devices.  We also have three continuation-in-part (CIP) patent applications pending which build on the functionality of our issued patent.

We believe that all of the technology that delivers our platform to both advertisers and endorsers has been developed and is fully owned by us with the exception of several web controls that are licensed by us pursuant to a royalty-free license with unlimited distribution rights.  The architecture of the platform was designed to support millions of participants through server and application clustering and load-balancing.  We believe the elegance of the data flow makes for an extremely light-weight and highly scalable system that can easily be enhanced.  By using a standards-based SMS protocol coupled with tight integration to social communities such as Facebook, Twitter, LinkedIn and blogs as the primary delivery mechanisms, and by serving the dynamic content via a standard mobile web browser, we are capable of supporting most any receiving mobile device with Internet access.  Platform smartphone support is available for Apple iPhone and Google Android devices, with development plans to support Microsoft Windows Mobile and a “touch” mobile web application that will be capable of operating on most popular smartphones with browser capabilities.

We own six registered trademarks in the United States.  We also believe that we have common law rights in these trademarks that arise from use of the marks in commerce.  The trademark registrations will continue in force as long as all renewals are timely paid and use of the marks continues.  Our common law trademark rights will continue as long as the marks are used in commerce.

Back Office Support

 Until August 2012, Aztec Systems, Inc. provided administrative and technical support services to us, at which time we brought all services provided by Aztec Systems to us in house. Aztec Systems was owned by our Chief Technology Officer and director, Andrew Levi, until its sale on June 15, 2012.  Aztec Systems owns and manages an SAS70-II certified data center that has delivered high-availability secure managed services and hosting to its customers for over ten years, which continues to service our secure data hosting needs.

Outsourced Processes

We track the accumulated rewards that the endorsers earn as they interact with the platform.  We outsource the endorser reloadable Visa Debit card processing to an organization that is responsible for filing necessary tax documents, preserving personally identifying information (PII/PCI) and maintaining and issuing the cash rewards to the endorsers.

Research and Development Activities

                During the fiscal years 2012 and 2011, we spent $331,689 and $490,218 on research and development activities, respectively.

Financing

We are in the process of raising additional capital to meet our minimum projected expenditures over the next 12 months.  We intend to keep our operating costs to a minimum until adequate cash is available from operating activities and/or additional financing(s).  We can provide no assurances that adequate financing can be obtained or, if obtained, on terms favorable to us.  If we are unable to generate profits or unable to obtain additional funds to meet our working capital needs, we may need to cease or curtail our business operations. Further, there is no assurance that the net proceeds from any successful financing arrangement will be sufficient to cover our cash requirements during the initial stages of our business development.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Employees

 As of December 31, 2012, we had a total of  5 employees, all of whom are full-time.  We also utilize the services of independent contractors.  We have no labor union contracts and believe relations with our employees are satisfactory.

Competition

We face formidable competition in every aspect of our business, particularly from other companies that seek to connect social communities via mobile technologies and provide them with relevant advertising and brand content.  First and foremost, we consider ourselves a next generation brand loyalty and rewards platform, so we believe our primary competitors are companies that embrace true brand loyalty, not just providers of discounted transactions.  Currently, we consider our primary competitors to be Zuberance, MyLikes, WeReward (IZEA), and BzzAgent (recently acquired by Dunnhumby).  Each of these companies is different in terms of size, market share and other unique attributes of their offering where all but BzzAgent are early stage and, with the exception of IZEA, are privately held so very little detailed information is available.  We believe that this social mobile marketing and advertising space is quite large with no first movers or any company with a notable share of the market. We believe that our approach to the market, value proposition to both the advertiser and Endorser communities, use of cash incentives, and our strong intellectual property are clear differentiators in a nascent yet quickly evolving industry for social mobile word-of-mouth advertising and marketing.

We also face competition from other mobile and Internet advertising providers, including companies that are not yet known to us. We may compete with companies that sell products and services online, because these companies, like us, are trying to attract users to their websites to search for information about products and services. In addition to Internet companies, we face competition for advertising dollars from companies that offer traditional media advertising

We compete to attract and retain relationships with endorsers and advertisers. The bases on which we compete differ among the groups.

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

We believe that we compete favorably on the factors described above. However, product advertising, marketing, awareness and branding through social media sites is an extremely competitive space. As we expand our product offering to include white label products, employee engagement products, instant access products, as well as other technology plays, we will continue to face new competitors. Further, as the technology marketplace is always expanding, new competitors continuously  innovate, and can become a competitor in the future.

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

The Federal Trade Commission (“FTC”) adopted Guides Concerning the Use of Endorsements and Testimonials in Advertising (“Guides”) on October 5, 2009.  The Guides recommend that advertisers and publishers clearly disclose in third-party endorsements made online, such as in social media, if compensation was received in exchange for said endorsements.  Because our business connects endorsers and advertisers, relies on endorsers sharing their brand endorsements within their digital social circles, and both we and endorsers may earn cash and other incentives, any failure on our part to comply with the Guides may be damaging to our business.  We are currently taking several steps to ensure that our endorsers indicate in social media posts that compensation is being provided to the endorsers, including by listing the phrase “paid” or “ad” or other appropriate language in advertisements that our endorsers circulate on social media.  We also advise endorsers of the need to comply with the Guides, and we can terminate accounts with endorsers for noncompliance.  Nonetheless, the FTC could potentially identify a violation of the Guides, which could subject us to a financial penalty or loss of endorsers or advertisers.

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

The CAN-SPAM Act’s main provisions include:

▪  prohibiting false or misleading email header information;

▪  prohibiting the use of deceptive subject lines;

▪  ensuring that recipients may, for at least 30 days after an email is sent, opt out of receiving future commercial email messages from the sender, with the opt-out effective within 10 days of the request;

▪  requiring that commercial email be identified as a solicitation or advertisement unless the recipient affirmatively assented to receiving the message; and

▪  requiring that the sender include a valid postal address in the email message.

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

ITEM 1A.  Risk Factors.

Investing in our common stock involves a high degree of risk.  Before investing in our common stock, you should carefully consider the risks described below and the financial and other information included in this Annual report.  If any of the following risks, or any other risks not described below, actually occur, it is likely that our business, financial condition, and/or operating results could be materially adversely affected.  In such case, the trading price and market value of our common stock could decline and you may lose part or all of your investment in our common stock.  The risks and uncertainties described below include forward-looking statements and our actual results may differ from those discussed in these forward-looking statements.

Risks Relating to our Business

We have a history of losses which may continue, which may negatively impact our ability to achieve our business objectives.

We incurred net losses of $5,114,948 and $1,834,900 for the years ended December 31, 2012 and December 31, 2011, respectively. As of December 31, 2012, we had a stockholders’ deficit of $78,413.  While a significant portion of the loss is attributed to 2012 is non-cash equity compensation expense, we cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise in the relatively new and volatile market for product marketing and branding through social media communities. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue model. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

We will need additional capital to fund our operations.

As of December 31, 2012, we have 8% debentures in the aggregate principal amount of $465,000 which are currently past due.  These debentures are secured by a first priority security interest in all of our assets.  Our inability to satisfy these obligations upon demand by the lender may subject us to costly litigation and adversely affect our business, financial condition and results of operations.  In the event that the lender declares these 8% debentures to be in default, the lender shall have all rights and remedies of a secured party under the UCC, including but not limited to, taking possession of and/or selling the collateral in order to satisfy the outstanding obligations. We are currently in discussions with the lender regarding a further extension of the 8% debentures, however we can provide no assurance that such extension will be granted, and if granted, on terms acceptable to us. We will require additional capital to satisfy our outstanding debt obligations, fund the anticipated expansion of our business and to pursue targeted revenue opportunities. We cannot assure you that we will be able to raise additional capital. If we are able to raise additional capital, we do not know what the terms of any such capital would be. In addition, any future sale of our equity securities would dilute the ownership and control of our current stockholders and could be at prices substantially below prices at which our shares currently trade. Our inability to raise capital could require us to significantly curtail or terminate our operations.

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

The markets for social media and mobile web products and services that we are targeting for revenue opportunities are changing rapidly and are being pursued by many other companies, and the barriers to entry are relatively low. We cannot provide assurance that we will be able to realize our targeted revenue opportunities before they change or before other companies dominate the market. With the introduction of new technologies and the influx of new entrants to the market, we expect competition to persist and intensify in the future, which could harm our ability to increase sales, limit client attrition and maintain our prices.

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

We do not knowingly infringe on patents, copyrights or other intellectual property rights owned by other parties; however, in the event of an infringement claim, we may be required to spend a significant amount of money to defend a claim, develop a non-infringing alternative or to obtain licenses. We may not be successful in developing such an alternative or obtaining licenses on reasonable terms, if at all. Any litigation, even if without merit, could result in substantial costs and diversion of our resources and could materially and adversely affect our business and operating results.

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

Our platform must accommodate a high volume of traffic and deliver frequently updated information. Our platform may in the future experience slower response times or other problems for a variety of reasons.  In addition, our platform could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information. In addition, our users depend on Internet service providers, online service providers and other website operators for access to our platform. Each of them has experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems.

Given our early stage of development, we are still developing our regulatory compliance program and our failure to comply with existing and future regulatory requirements could adversely affect our business, results of operations and financial condition.

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

Existing federal, state and foreign laws regulating email and text messaging marketing practices impose certain obligations on the senders of commercial emails and text messages, which could minimize the effectiveness of our on-demand software or increase our operating expenses to the extent financial penalties are triggered.

The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, establishes certain requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content.  The CAN-SPAM Act, among other things, obligates the sender of commercial emails, and someone who initiates commercial emails, to provide recipients with the ability to opt out of receiving future emails from the sender.  In addition, some states have passed laws regulating commercial email practices that are significantly more punitive and difficult to comply with than the CAN-SPAM Act, particularly Utah and Michigan, which have enacted do-not-email registries listing minors who do not wish to receive unsolicited commercial email that markets certain covered content, such as adult content or content regarding harmful products. Some portions of these state laws may not be preempted by the CAN-SPAM Act.  We, our endorsers and our advertisers may all be subject to various provisions of the CAN-SPAM Act.  If we are found to be subject to the CAN-SPAM Act, we may be required to change one or more aspects of the way we operate our business, including by eliminating the option for endorsers to send emails containing our advertisers’ messages or by not allowing endorsers to receive compensation directly or indirectly as a result of distributing emails containing our advertisers’ messages.

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

We could be subject to enforcement action or civil liability under federal and state law regarding privacy and the use and sharing of personal information.

Our business model includes the collection of certain personal information from our endorsers.  Federal and state privacy laws regulate the circumstances under which we may use or share this information.  We take steps to ensure our compliance with these laws, and we take steps to ensure compliance by those with whom we share personal information through non-disclosure agreements and contract provisions.  Nonetheless, we may be subject to federal or state governmental enforcement action or civil litigation for improper use or sharing of personal identifying information.  This risk could result in substantial costs to our business and materially and adversely affect our business and operating results.  Further, if any party overcomes our physical, electronic, and procedural safeguards implemented to protect personal information, we may be subject to federal or state governmental enforcement action or civil litigation for inadequately protecting personal identifying information.

Our business method relies heavily on circulating endorsements, including through social media, which if conducted improperly, could subject our business to liability under Federal Trade Commission regulations.

The Federal Trade Commission (“FTC”) adopted Guides Concerning the Use of Endorsements and Testimonials in Advertising (“Guides”) on October 5, 2009.  The Guides recommend that advertisers and publishers clearly disclose in third-party endorsements made online, such as in social media, if compensation was received in exchange for said endorsements.  Because our business connects endorsers and advertisers, relies on endorsers sharing their brand endorsements within their digital social circles, and both we and endorsers may earn cash and other incentives, the Guides may be relevant to our business.

                We are currently taking several steps to ensure that our endorsers or other appropriate language indicate in social media posts that compensation is being provided to the endorsers.  First, the media content provided to endorsers includes the phrase “paid” or “ad.”  Our system generally provides for endorsers to post advertising content on social media in the exact form provided.  An endorser would have to take steps to individually modify the content provided in order to delete the phrase “paid” or “ad.”  Second, when registering as endorsers with us, endorsers are required to agree to abide by the terms and conditions regarding the use of our website and mobile platform.  These terms and conditions specifically require compliance with the FTC Guides regarding paid endorsements, and contain other, general prohibitions against deceptive posts.  The terms and conditions also allow us to terminate an endorser’s access to the system at any time for non-compliance with the terms and conditions, and it is our policy to terminate the accounts of endorsers for noncompliance with the Guides.  Nonetheless, the FTC could potentially identify a violation of the Guides, which could subject us to a financial penalty or loss of endorsers or advertisers.

If we do not develop new and enhanced services and features, we may not be able to attract and retain a sufficient number of users.

We believe that our platform will be more attractive to advertisers if we develop a larger audience comprised of demographically favorable subscribers. Accordingly, we intend to introduce additional or enhanced services in the future in order to retain current users and attract new users.  If we introduce a service that is not favorably received, the current users may not continue using our service as frequently. New users could also choose a competitive service over ours.

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

The laws concerning reloadable branded Visa debit cards are evolving, which could have an adverse effect on our business.

Federal, state and foreign laws related to the issuance of reloadable branded Visa debit cards are evolving and the implementation of the Credit Card Accountability, Responsibility, and Disclosure Act (the “CARD Act”), the Bank Secrecy Act and the USA PATRIOT Act as well as increasing government focus in this area could increase our costs of compliance or subject us to government enforcement actions or lawsuits that could result in penalties, fines, damages and defense costs.  Confusion exists regarding how these laws will be interpreted, applied and enforced among the various entities that assist us with providing reloadable branded Visa debit cards to endorsers.  These costs and the ongoing uncertainty could cause us to change our business model for rewarding endorsers, which could have a material adverse effect on our business and results of operations.

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

The Sarbanes-Oxley Act of 2002 and rules implemented by the Securities and Exchange Commission have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs in 2013 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

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

If our stockholders sell substantial amounts of our common stock in the public market upon the expiration of any statutory holding period under Rule 144, it could create a circumstance commonly referred to as an “overhang,” in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Our stockholders may experience substantial dilution as a result of the conversion of outstanding convertible preferred stock, convertible debentures, convertible notes, or the exercise of options and warrants to purchase shares of our common stock.

As of March 28, 2013, we have granted options to purchase 13,979,073 shares of common stock and have reserved 16,941,008 shares of our common stock for future issuance pursuant to our 2011 Long-Term Incentive Plan. We have also granted restricted stock awards totaling 13,456,667 shares of our common stock. In addition, as of March 28, 2013, we have reserved for issuance 25,036,818 shares of our common stock for issuance upon conversion or outstanding convertible preferred stock and 32,495,755 shares of our common stock for issuance upon exercise of outstanding warrants. The respective exercise prices of certain of our outstanding warrants are also subject to anti-dilution adjustments. As of  March 28, 2013, we have also reserved 3,433,333 shares of our common stock for issuance upon conversion of outstanding convertible debentures. The conversion price of our outstanding convertible debentures are also subject to anti-dilution adjustments. On December 12, 2012, we entered into a financial advisory agreement, pursuant to which we agreed to issue 4.9% of our issued and outstanding common stock on a fully-diluted basis to such financial advisor in the event that we complete capital raising transactions that generate at least $4 million in net proceeds and complete an uplisting of our common stock to a national securities exchange during the term of the agreement.

In connection with the issuance of the convertible debentures, we entered into a stockholder’s agreement with our chief technology officer, Andrew Levi, pursuant to which Mr. Levi agreed to place 25,000,000 shares of our common stock owned by him in escrow until April 19, 2013. Pursuant to the stockholder’s agreement, Mr. Levi agreed that if the Company issues shares of Common Stock in a financing transaction or in connection with the hiring or retention of senior management or directors during such period of time, the corresponding number of escrowed shares will be cancelled and returned to the Company’s treasury.  Any shares remaining in escrow at the end of the one-year period will be released to Mr. Levi. As of  March 28, 2013, 22,828,199 shares remain in escrow.

Because our directors and executive officers are among our largest stockholders, they can exert significant control over our business and affairs and have actual or potential interests that may depart from those of our other stockholders.

Our directors and executive officers own or control a significant percentage of our common stock. Additionally, the holdings of our directors and executive officers may increase in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted or if they otherwise acquire additional shares of our common stock. As of March 28, 2013, our officers and directors beneficially own approximately 49% of the outstanding shares of our common stock. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons will have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

•         to elect or defeat the election of our directors;

•         to amend or prevent amendment of our certificate of incorporation or bylaws;

•         to effect or prevent a merger, sale of assets or other corporate transaction; and

•         to control the outcome of any other matter submitted to our stockholders for vote.

In addition, such persons’ stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES

We owned no properties and had no property leases at December 31, 2012.  We currently have one sub-lease for office space at our current location.

ITEM 3.  LEGAL PROCEEDINGS

On July 31, 2012, the Company filed a patent infringement complaint against Groupon, Inc. alleging infringement of two of its patents, 7,664,516 and 8,155,679, focused on its peer-to-peer marketing technology. The complaint was filed in the U.S. District Court in the Eastern District of Texas.

On August 24, 2012, the Company filed a patent infringement complaint against Living Social, Inc. alleging infringement of two of its patents, 7,664,516 and 8,155,679, focused on its peer-to-peer marketing technology. The complaint was filed in the U.S. District Court in the Eastern District of Texas. A Claim Construction Hearing or "Markman" hearing has been set for August 27, 2013.

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

ITEM 4.  Mine Safety Disclosures.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock was originally approved for quotation on the OTC Bulletin Board on July 13, 2011 and since August 8, 2012, our common stock has been quoted under the trading symbol BCYP.OB. The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Fiscal Year 2011
Third Quarter (commencing September 14, 2011)	$ 3.00	$ 3.00
Fourth Quarter	1.10	1.01
Fiscal Year 2012
First Quarter (through March 31, 2012)	$ 1.05	$ 1.00
Second Quarter	0.92	0.40
Third Quarter	0.98	0.65
Fourth Quarter	0.85	0.30

The last reported sales price of our common stock on the OTC Bulletin Board on March 28, 2013, was $0.13 per share. As of March 28, 2013, there were approximately 38 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On August 31, 2012, the board adopted, subject to stockholder approval, the Blue Calypso, Inc. 2011 Long-Term Incentive Plan, or the Plan.  Our stockholders approved the Plan on September 9, 2011.  The Plan is intended to enable us to remain competitive and innovative in our ability to attract, motivate, reward and retain the services of key employees, certain key contractors, and non-employee directors. The Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards which may be granted singly, in combination, or in tandem, and which may be paid in cash or shares of common stock.  The Plan is expected to provide flexibility to our compensation methods in order to adapt the compensation of employees, contractors, and non-employee directors to a changing business environment, after giving due consideration to competitive conditions and the impact of federal tax laws. Subject to certain adjustments, the maximum number of shares of our common stock that may be delivered pursuant to awards under the Plan is 35,000,000 shares.

As of December 31, 2012, securities issued and securities available for future issuance under the Blue Calypso 2011 Long-Term Incentive Plan were as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	71,769,360	$0.1135	33,234,896
Equity compensation plans not approved by security holders	—	—	—
Total	71,769,360	$0.1135	33,234,896

Recent Sales of Unregistered Securities

On December 12, 2012, we entered into a financial advisory agreement, pursuant to which we agreed to issue 500,000 shares of our common stock as consideration for such financial advisory services. As further compensation for the services to be provided, we agreed to issue 4.9% of our common stock on a fully diluted basis to such advisor upon the closing of capital raising transactions which in the aggregate generate at least $4 million in net proceeds and the completion of an uplisting of our common stock to a national securities exchange, provided that both events occur during the one year term of the agreement. The securities were not registered under the Securities Act or the securities laws of any state, and were offered and issued in reliance on the exemption from registration under the Securities Act, provided by Section 4(2) and Regulation D (Rule 506) under the Securities Act. The securities may not be transferred or sold absent registration under the Securities Act or the availability of an applicable exemption therefrom.

On November 15, 2012, we commenced a private offering of up to $3,000,000 of units at a purchase price of $50,000 per unit pursuant to the Securities Purchase Agreement dated November 15, 2012 (the “Purchase Agreement”). Each Unit consists of a 10% Convertible Debenture in the principal amount of $50,000 (the “Debenture”) and 12,500 shares of the Company’s common stock. The Debenture bears interest at a rate of 10% per annum, is due two years from the issuance date and is convertible into shares of the Company’s common stock at a conversion price of $0.20 per share. As of December 31, 2012, we have issued and sold an aggregate of 9 units.

On November 9, 2012, we entered into an exchange agreement with Aztec Systems, Inc., pursuant to which we agreed to exchange a promissory note with a balance of $368,059.23 and our  existing accounts payable to Aztec of $177,898.92 for an 8% convertible note in the original principal amount of $545,958.16. The 8% convertible note is due on March 31, 2013. Pursuant to the exchange agreement, the Company agreed to register the shares of Common Stock issuable upon conversion of the 8% convertible note and an aggregate of 3,733,428 shares of our common stock then held by Aztec on or before December 31, 2012. The 8% convertible note is convertible into shares of our common stock at a conversion price equal to the greater of: (i) $0.15 per share or (ii) the price per share at which our common stock is sold in a subsequent financing. Upon effectiveness of the registration statement covering the resale of such shares, the 8% convertible note automatically converted into shares of our common stock.  The foregoing securities were sold to a limited number of accredited investors, without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder. The securities may not be transferred or sold absent registration under the Securities Act or the availability of an applicable exemption therefrom.

On August 28, 2012, we issued an aggregate of 44,007 shares of our common stock as consideration for consulting services rendered. On November 21, 2012, we issued an aggregate of 36,863 shares of our common stock as consideration for consulting services rendered. The shares were not registered under the Securities Act of 1933, as amended, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2)of the Securities Act of 1933, as amended. The securities may not be transferred or sold absent registration under the Securities Act or the availability of an applicable exemption therefrom.

On June 14, 2012, we commenced a private offering of up to $10,000,000 of units, at a purchase price of $1.00 per unit. Each unit consisted of: (i) two shares of our common stock and (ii) a warrant to purchase one share of our common stock.  The warrant is exercisable for a term of two years at an exercise price of $0.75 per share. The warrants contain provisions that protect their holders against dilution by adjustment of the purchase price in certain events such as stock dividends, stock splits, issuances of securities at a purchase price less than $0.75 per share (subject to certain exceptions) and other similar events. As of the termination date of the private offering, we had issued and sold an aggregate of 445,000 units in consideration of gross cash proceeds of $445,000. As a result, we issued an aggregate of 890,000 shares of common stock and warrants to purchase an aggregate of 445,000 shares of common stock.  WFG Investments, Inc. acted as placement agent in connection with the private placement and received a cash fee of $44,500 and warrants to purchase 26,700 shares of Common Stock.  The securities were not registered under the Securities Act or the securities laws of any state, and were offered and issued in reliance on the exemption from registration under the Securities Act, provided by Section 4(2) and Regulation D (Rule 506) under the Securities Act. The securities may not be transferred or sold absent registration under the Securities Act or the availability of an applicable exemption therefrom.

On June 1, 2012, we entered into an employment letter agreement with William Ogle, our chief executive officer. Pursuant to his employment letter agreement, Mr. Ogle is entitled to receive a restricted stock award equal to 7% of our total issued and outstanding shares as of June 11, 2012. This restricted stock award vests: (i) one-third on the one year anniversary of the grant date, and (ii) the remaining two-thirds will vest pro rata in eight equal quarterly installments. Mr. Ogle may also be offered additional annual equity awards of up to 200% of his base salary subject to mutually agreeable and reasonable targets beginning in 2013. In addition, pursuant to his employment letter agreement, we also granted to Mr. Ogle options to purchase 3% of our issued and outstanding shares of common stock on a fully-diluted basis. The options are exercisable at an exercise price equal to $0.10 per share for a term of 10 years. .  The shares and options issued were not registered under the Securities Act of 1933, as amended, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2)of the Securities Act of 1933, as amended. The securities may not be transferred or sold absent registration under the Securities Act or the availability of an applicable exemption therefrom.

On April 19, 2012, we entered into a securities purchase agreement with an existing stockholder, pursuant to which we issued an 8% senior secured convertible debenture in the principal amount of $35,000 and a warrant to purchase 6,500,000 shares of our common stock at an exercise price of $0.10 per share for a term of five years. Pursuant to the securities purchase agreement, the investor covenanted to purchase up to an additional $465,000 of senior secured convertible debentures in a series of closings to occur at our discretion through October 19, 2012. As of December 31, 2012, we have issued and sold an aggregate of $465,000 of such debentures in consideration of gross proceeds of $465,000. The debentures are convertible into shares of our common stock at the option of the holder at a conversion price equal to the closing price of our common stock on the date of conversion. The 8% debentures contain provisions that protect their holders against dilution by adjustment of the purchase price in certain events such as stock dividends, stock splits, issuances of securities at a purchase price less than the closing price of our common stock on the date of conversion (subject to certain exceptions) and other similar events. The debentures and the warrant issued to the investor were not registered under the Securities Act or the securities laws of any state, and were offered and issued in reliance on the exemption from registration under the Securities Act, provided by Section 4(2) and Regulation D (Rule 506) under the Securities Act.

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

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes thereto that are included in this Annual Report. In addition to historical information, the following discussion and analysis includes forward-looking information that involves risks, uncertainties, and assumptions.  Actual results and the timing of events could differ materially from those anticipated by these forward looking statements as a result of many factors.

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

Business Overview

We offer a patented social mobile advertising platform through which advertisers offer advertising content to our subscribers, who publicly endorse the products and services of these advertisers using their mobile smartphones or personal computers. Endorsers may receive cash and other rewards for each endorsement they make.

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

Stock-Based Compensation

We grant stock options and restricted stock as compensation to employees, directors and consultants. Compensation expense is measured in accordance with FASB ASC 718 (formerly Statement of Financial Accounting Standards No. 123R), “Compensation – Stock Compensation.” Compensation expense is recognized over the requisite service period for awards of equity instruments based on the grant date fair value of those awards expected to ultimately vest. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from original estimates.

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

Results of Operations

Comparison of Twelve Months Ended December 31, 2012 and 2011

Net Loss.  For the twelve months ended December 31, 2012, we had a net loss of $5,114,948 compared to a net loss of $1,834,900 for the twelve months ended December 31, 2011.  The increase in net loss was primarily due to an increase in other expenses of $2,155,897 resulting from deferred compensation for stock options of $2,205,727 and an increase in amortization of notes payable of $573,019 for 2012.  Additionally, selling, general and administrative expense increased by $439,223 to $1,977,885 as a result of increased investment in operations, development and administration  as we have ramped up our operations efforts.

Revenue.   Revenue for the twelve months ended December 31, 2012 increased to $74,584, as compared to $51,590 for the same period in 2011.  We are a development stage company and have modest revenue to date.

Cost of Revenue.  Cost of revenue is primarily comprised of payments to endorsers for promoting advertiser content.  Our cost of revenue was $155,022 for the twelve months ended December 31, 2012, as compared to $111,511 for the same period in 2011.  The increase was due to promotions and payments to our endorser base.

Sales and Marketing. For the twelve months ended December 31, 2012, sales and marketing expenses decreased by $310,791 to $420,692 during the same period in 2011.  The decrease was due primarily to decreased staffing and advertising expenses.

General and Administrative.  For the twelve months ended December 31, 2012, general and administrative expenses were $1,557,193, as compared to $807,179 for the twelve months ended December 31, 2011.  The increase was due primarily to the hiring of a new Chief Executive Officer as well as legal and professional expenses related to meeting the compliance requirements of a publicly owned company as well as costs associated with continued fund raising efforts.  We also had increase public relations expenses in the year ended December 31, 2012 as we sought to increase awareness of the Company in the financial community as well as our prospective customer base.

Other Operating Expenses. Other operating expenses increased from $55,276 for the twelve months ended December 31, 2011 to $2,211,173 for the same period in 2012.  The increase was primarily due to deferred compensation expense of $2,205,727 related to stock options.

Depreciation and Amortization. Depreciation and amortization expenses, which relate primarily to the amortization of capitalized software development, increased from $123,624 for the twelve months ended December 31, 2011 to $ 797,454 for the twelve months ended December 31, 2012. This increase resulted from our ongoing software development initiative and implementation of improvements and new services related to our network, amortization of notes payable discount of $416,528 and amortization of beneficial conversion features associated with notes payable of $156,491.

Interest Expense.  Interest expense was $47,998 for the twelve months ended December 31, 2012 as compared to $57,417 for the twelve months ended December 31, 2011.  Interest expense was incurred related to the Company’s long-term debt obligations at various interest rates ranging from 8% to 10%.

Cash Flows

Comparison of Twelve Months Ended December 31, 2012 and 2011

Cash used in operating activities during the twelve months ended December 31, 2012 was $2,225,631, as compared to $1,526,847for the twelve months ended December 31, 2011.  The change was due to an increase in net loss (net of deferred compensation of $2,205,727 and depreciation and amortization of $673,830) of $400,491.

Cash used in investing activities during the twelve months ended December 31, 2012 was $331,689, as compared to $509,634 for the twelve months ended December 31, 2011.  The decrease in cash used in investing activities resulted primarily from a decrease in cash paid for software development expenses. We expect that cash used in investing activities to remain at the current level for the foreseeable future as we continue to expand our website service offerings.

During the twelve months ended December 31, 2012, cash provided by financing was $2,404,725, as compared to $2,294,364 for the same period in 2011.  The Company continues to secure investment monies from multiple sources to meet its cash requirements during the continued development stage of the business.

Going Concern Consideration

Our independent registered public accounting firm, in their report accompanying our financial statements for the year ended December 31, 2012, expressed substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, negative cash flows from operating activities and our accumulated deficit. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, dispose of selective assets, and ultimately, generate additional revenue. The going concern opinion may also limit our ability to access certain types of financing, prevent us from obtaining financing on acceptable terms, and limit our ability to obtain new business due to potential customers’ concern about our ability to deliver products or services.  We must raise capital to implement our project and stay in business.

Liquidity and Capital Resources

We are a development stage company and have incurred cumulative losses of $7,362,536 since beginning operations on September 11, 2009.  At December 31, 2012, we had a cash balance of $218,798 and negative working capital of ($1,026,695).

On November 15, 2012, we commenced a private offering of up to $3,000,000 of units at a purchase price of $50,000 per unit pursuant to the Securities Purchase Agreement dated November 15, 2012 (the “Purchase Agreement”). Each Unit consists of a 10% Convertible Debenture in the principal amount of $50,000 (the “Debenture”) and 12,500 shares of the Company’s common stock. The Debenture bears interest at a rate of 10% per annum, is due two years from the issuance date and is convertible into shares of the Company’s common stock at a conversion price of $0.20 per share. As of December 31, 2012, we have issued and sold an aggregate of 9 units.

On November 9, 2012, the Company entered into the exchange agreement with Aztec, pursuant to which the Company and Aztec agreed to exchange the Note and the Company's  existing accounts payable to Aztec for an 8% Convertible Note in the original principal amount of $545,958. The 8% Convertible Note is due on March 31, 2013. Pursuant to the exchange agreement, the Company agreed to register the shares of Common Stock issuable upon conversion of the 8% Convertible Note and an aggregate of 3,639,732 shares of Common Stock currently held by Aztec on or before December 31, 2012. The 8% Convertible Note is convertible into shares of the Company's Common Stock at a conversion price equal to the greater of: (i) $0.15 per share or (ii) the price per share at which Common Stock is sold in a subsequent financing. Upon effectiveness of the registration statement covering the resale of such shares, the 8% Convertible Note automatically converted into shares of the Company's Common Stock at the applicable conversion price.

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

On April 19, 2012 the Company entered into a securities purchase agreement with an existing stockholder pursuant to which the Company issued  (i) a senior secured convertible debenture in the original aggregate principal amount of $35,000  and  (ii) a warrant to purchase 6,500,000 shares of common stock of the Company, and the buyer covenanted to purchase up to an additional $465,000 of senior secured convertible debentures in a series of four closing at such times as may be designated by the Company in its sole discretion through October 19, 2012.  The balance outstanding under this agreement was $292,548.  The convertible debentures mature on October 19, 2012 and bear an interest rate of 8%. On October 17, 2012, the Company and LMD Capital, LLC signed an agreement that extended the due date of the debentures issued to LMD Capital to November 30, 2012 (footnote # 6 in the financial statements above). On October 31, 2012, LMD loaned an additional $65,000 to the Company bringing the outstanding principal balance of the 8% debentures to $365,000. On November 14, 2012, LMD loaned an additional $50,000 and on November 30, 2012, LMD loaned an additional $50,000 to the Company bringing the outstanding balance of the 8% debentures as of December 31, 2012 to $465,000.  The 8% debentures were due on November 31, 2012 and are currently past due. We are currently in discussions with the lender regarding a further extension of the 8% debentures, however we can provide no assurance that such extension will be granted, and if granted, on terms acceptable to us. Our inability to satisfy these obligations upon demand by the lender may subject us to costly litigation and adversely affect our business, financial condition, and results of operations.

In connection  with this private placement, the Company also entered into a security agreement, an intellectual property security agreement, Amendment No. 1 to the common stock purchase warrant, a stockholder's agreement and various ancillary certificates, disclosure schedules and exhibits in support thereof, each dated April 19, 2012.  Pursuant to the security agreement and the intellectual property security agreement, the Company’s obligations under the debentures are secured by a first priority perfected security interest in all of the assets and properties of the Company, including the stock of Blue Calypso, LLC. In addition, the subsidiary of the Company, Blue Calypso, LLC, entered into a subsidiary guarantee in favor of the issuer. In the event that the lender declares that the 8% debentures which are currently past due to be in defualt, the lender shall have all rights and remedies of a secured party under the UCC, including but not limited to, taking possession of and/or selling collateral in order to satisfy the outstanding obligations.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since we are a “smaller reporting company,” as defined by SEC regulation, we are not required to provide the information required by this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required financial statements are included following the signature page of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934), as amended (the “Exchange Act”) was carried out by us under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2012, our disclosure controls and procedures were not effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management, in consultation with our independent registered public accounting firm, concluded that material weaknesses existed as a result of our inability to sufficiently segregate conflicting duties As additional resources and personnel become available we will implement appropriate procedures and segregation of duties to remedy any material weaknesses.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permits us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

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

Name	Age	Position with the Company	Director/Officer Since

William Ogle	45	Chairman of the Board and Chief Executive Officer, Director	2012

Andrew Levi	46	Chief Technology Officer, Director	2011

Ian Wolfman	39	Director	2012

Charles Thomas	46	Director	2012

Andrew Malloy	55	Director	2013*

David S. Polster	60	Chief Financial Officer	2012

*  appointed to position effective January 15, 2013

Biographical Information

William Ogle, Chairman of the Board and Chief Executive Officer, Director

Mr. Ogle was appointed as our Chairman and Chief Executive Officer in June 2012. Prior to joining the Company, Mr. Ogle previously served as chief marketing officer at Motorola Mobility, an S&P 500 company that was acquired by Google in May 2012. Mr. Ogle joined Motorola Mobility in 2009. Prior to that, he served as chief marketing officer for Samsung Telecommunications America. Earlier in his career, he was chief marketing officer at Pizza Hut and held brand management positions at Proctor & Gamble and Sara Lee Corp. He received his bachelor’s degree in business administration from the University of Cincinnati. Mr. Ogle serves on the board of directors of the United States Ad Council and the Arts Community Alliance Board and the board of advisors of the CMO Council. His achievements, experience and knowledge led the board to believe that he is qualified to serve on the board of directors.

Andrew Levi, Director

Mr. Levi founded Blue Calypso Holdings, Inc. in September 2009. In June 2012, he was appointed as our Chief Technology officer. He previously served as our Chairman and Chief Executive Officer.  From November 1991 until June 2012, Mr. Levi served as the founder, president and chief executive officer of Aztec Systems, Inc., a Dallas-based provider of mid-market ERP, managed services and related technology solutions. Mr. Levi has been named to SmartPartner Magazine’s list of “50 Smartest People” in the technology industry and to D Magazine’s “Top Entrepreneurs under 40.” Mr. Levi has been involved in numerous business and association ventures in the technology industry such as Boardroom Software, Inc., Critical Devices, Inc., Aztec Business Solutions, L.L.P., REES Associates, the board of the International Association of Microsoft Certified Partners (IAMCP) and the Information Technology Solution Provider Alliance (ITSPA). Mr. Levi holds a Bachelor of Science degree in finance from Florida State University in addition to numerous technical certifications and seven United States patents.  His achievements, experience and knowledge led the board to believe that he is qualified to serve on the board of directors.

Ian Wolfman, Director

                Mr. Wolfman was appointed to our board in June 2012. Mr. Wolfman has served as chief marketing officer of MEplusYOU, a strategic and creative agency based in Dallas, Texas since August 1998. As chief marketing officer of MeplusYOU, he leads the marketing, public relations and business development functions. Mr. Wolfman received an MBA from the Cox School of Business at Southern Methodist University and a Bachelor of Science in corporate communications from the University of Texas. His achievements, experience and knowledge led the board to believe that he is qualified to serve on the board of directors.

Charles Thomas, Director

                Mr. Thomas was appointed to our board in June 2012. He is the senior vice president of sales for Centro, a media logistics company based in Chicago, Illinois. At Centro, Mr. Thomas leads the company’s sales efforts and oversees the strategic direction of the sales force. Mr. Thomas was associated with Time Inc. from 1996 through 1998. Mr. Thomas became the company’s first online ad sales person and was promoted to advertising sales director and VP of online sales and marketing. During his tenure at Time Inc., Charlie also contributed to the industry as a founding member of the Internet Advertising Bureau (IAB). Charlie then joined Broadcast.com as the VP of advertising sales, which was later purchased by Yahoo. Charlie remained Yahoo’s central region sales VP until 2007 and was later promoted to the VP of display sales strategy. When Charlie left Yahoo, he founded Step Ahead Strategies (SAS), a sales and marketing consulting firm.

Andrew Malloy, Director

               Mr. Malloy is a Managing Director of Monument Capital Group LLC, a Washington DC based private investment firm, where he serves as the head of their Denver, Colorado office. He has 30 years of experience in alternative investments, family office and wealth management industries. Prior to joining Monument Capital Group, Mr. Malloy served as a Managing Director of Massey Quick & Co., a multi-family investment office, from March 2011 through December 2011. Prior to joining Massey Quick, he served as a Managing Principal of Shepherd Kaplan LLC, an investment advisory firm based in Boston, Massachusetts from February 2009 through July 2010. Previous to Shepherd Kaplan, Mr. Malloy was an initial investor in, and the Director of Business Strategy and Development for WisdomTree Asset Management, Inc. from June 2006 through October 2008. Mr. Malloy also previously served as a Senior Managing Director and the Chief Investment Officer of TAG Associates, Ltd., as a Senior Vice President at Oppenheimer & Co. He also served in the corporate and executive services group of Bear, Stearns & Co. Mr. Malloy is also an Associate General Partner of his family’s real estate holding company. He attended Villanova University and the Harvard Business School Executive MBA program.

David S. Polster, Chief Financial Officer

                Mr. Polster was appointed as our Chief Financial Officer in March 2012. Prior to joining the Company, Mr. Polster served as vice president and controller of ASAP Software from April 1992 until its acquisition by Dell in November 2007. Mr. Polster also previously served as the director of financial analysis of Dell’s software and peripherals business. Earlier in his career, Mr. Polster held the positions of treasurer of Katalco Corporation and controller of Berlin Packaging, Inc. He received his BA from the University of Colorado and an MBA from Northwestern University’s Kellogg School of Management. He is a CPA and CMA and is a member of the Beta Gamma Sigma Honorary Business Society.

Independent Directors

Our board of directors has determined that each of Messrs. Ian Wolfman, Charles Thomas and Andrew Malloy is independent within the meaning of applicable listing rules of the Nasdaq Stock Market and the rules and regulations promulgated by the Securities and Exchange Commission. We anticipate that we will add additional independent directors in the future.

Committees of the Board of Directors

Audit Committee. We established an audit committee of the board of directors on October 25, 2011. The audit committee consists of Messrs. Wolfman, Thomas and Malloy, each of whom our board has determined to be financially literate and qualify as an independent director under Section 5605(a)(2) of the rules of the Nasdaq Stock Market. In addition, Mr. Malloy qualifies as a financial expert, as defined in Item 407(d)(5)(ii) of Regulation S-K. The function of the audit committee is to oversee our accounting and financial reporting and the audits of our financial statements.  The audit committee assists the board in monitoring the integrity of the financial statements, the qualifications, independence and appointment of the independent registered public accounting firm, the performance of our internal audit function and independent auditors, our systems of internal control and our compliance with legal and regulatory requirements.  Copies of our audit committee charter can be obtained free of charge from our web site, www.bluecalypso.com.

Compensation Committee. We established a compensation committee of the board of directors October 25, 2011. The compensation committee consists of Messrs. Wolfman, Thomas and Malloy, each of whom our board has determined qualifies as an independent director under Section 5605(a)(2) of the rules of the Nasdaq Stock Market, as an “outside director” for purposes of Section 162(m) of the Internal Revenue Code and as a “non-employee director” for purposes of Section 16b-3 under the Exchange Act. The function of the compensation committee is to assist the board in overseeing our management compensation policies and practices, including (i) determining and approving the compensation of the our chief executive officer and other executive officers, (ii) reviewing and approving management incentive compensation policies and programs, and exercising discretion in the administration of such programs, (iii) reviewing and approving the form and amount of director compensation and (iv) reviewing and approving equity compensation programs for employees and exercising discretion in the administration of such programs. Copies of our compensation committee charter can be obtained free of charge from our web site, www.bluecalypso.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Act”) requires the Company’s directors, executive officers, and persons who beneficially own more than 10 percent of our Common Stock, to file reports of ownership and changes in ownership with the SEC. Directors, executive officers, and greater than 10 percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms received by us or filed with the SEC, we believe that during the year ended December 31, 2012, all persons subject to the reporting requirements of Section 16(a) with respect to the Company filed the required reports on a timely basis, except that Messrs. Ogle, Polster, Wolfman and Thomas failed to timely file a Form 3 and Mr. Polster failed to timely file a Form 4.

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

ITEM 11.  EXECUTIVE COMPENSATION

2011 and 2012 Summary Compensation Table

The following table sets forth the compensation earned by the Company’s principal executive officer, and each of the Company’s two most highly compensated executive officers other than the principal executive officer whose compensation exceeded $100,000 (collectively, the “Named Executive Officers”), during the years ended December 31, 2012 and 2011.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William Ogle Chairman and Chief Executive Officer (1)	2012 2011	241,026		5,234,337	1,719,139				7,194,502
David Polster Chief Financial Officer (2)	2012	64,625							64,625
Andrew Levi Chief Technology Officer, Former Chairman and Chief Executive Officer (2)	2012 2011	— —	— —	— —	— —	— —	— —	— —	— —
James Craig Former Chief Financial Officer	2012	18,974				—			18,974
Deborah Flores Former President, Secretary and Treasurer (3)	2011	—	—	—	—	—	—	—	—

(1) Mr. Ogle was appointed as our chairman and chief  executive officer effective June 11, 2012.
(2) Mr. Levi served as our chairman and chief executive officer from September 1, 2011 through June 10, 2012. He currently serves as our chief technology officer.
(3) Ms. Flores served as our president, secretary, treasurer and as a member of our board of directors from March 2, 2007 through September 1, 2011.

During the years ended December 31, 2011 and December 31, 2010, our named executive officers did not receive a salary, and do not have any other compensation arrangements in place, except that they are eligible to receive discretionary awards under the Blue Calypso, Inc. 2011 Long-Term Incentive Plan.

On June 1, 2012, we entered into an employment letter agreement with our Chief Executive Officer, William Ogle, which was effective on June 11, 2012. The agreement does not have a specified term and Mr. Ogle’s employment is on an at-will basis. The agreement provides that Mr. Ogle is entitled to an annual base salary of $400,000. He is also entitled to annual incentive-based compensation with a target value of 100% of his base salary with an upper limit of 200%, to be determined and administered by our board of directors. Such incentive-based compensation may be paid in the form of shares of our common stock or cash. Mr. Ogle will also receive a restricted stock award equal to 7% of our total issued and outstanding shares calculated as of June 11, 2012. The restricted stock award will vest: (i) one-third on the one year anniversary of the grant date, and (ii) the remaining two-thirds will vest pro rata in eight equal quarterly installments. Mr. Ogle may also be offered additional annual equity awards of up to 200% of his base salary subject to mutually agreeable and reasonable targets beginning in 2013. In addition, on June 11, 2012, pursuant to his employment letter agreement, we also granted to Mr. Ogle options to purchase 3% of the issued and outstanding shares of common stock of the Company on a fully-diluted basis. The options will be exercisable at an exercise price equal to $0.10 per share for a term of 10 years. Mr. Ogle will also be eligible to participate in the Company’s comprehensive medical and dental program. In the event that we terminate Mr. Ogle’s employment without cause or Mr. Ogle terminates his employment for good reason, we will pay him his base salary for a period of 12 months from the date of separation and he will be eligible to receive any incentive compensation subject to the applicable targets being achieved. During such severance period, we will pay the premiums for health insurance coverage substantially similar to the benefits provided to Mr. Ogle and his dependents as of the date of termination.

Director Compensation

We do not currently compensate our directors, except as described below.  We expect that the future compensation arrangements may be comprised of a combination of cash and/or equity awards.

On May 31, 2012, we granted stock options under the Blue Calypso, Inc. 2011 Long-Term Incentive Plan to the directors as follows:

Name	Shares Subject to Option	Exercise Price	Vesting Provisions	Expiration Date
Charles Thomas (1)	375,000	$ 0.454	Pro-rata vesting quarterly over two years	May 31, 2022
Ian Wolfman (1)	375,000	$ .0454	Pro-rata vesting quarterly over two years	May 31, 2022

(1) Messrs. Thomas and Wolfman were appointed to the board of directors effective May 31, 2012.

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

To the extent any members of our compensation committee and affiliates of theirs have participated in transactions with us meeting the requirements of Item 404 of Regulation S-K, a description of those transactions is described in “Certain Relationships and Related Party Transactions.” See “Item 10. Directors, Executive Officers and Corporate Governance – Committees of the Board of Directors” for further information regarding our compensation committee.

Termination of Employment and Change of Control Arrangement

Mr. Ogle’s employment letter agreement provides that in the event that he is terminated without cause (as such term is defined in the letter agreement) or if Mr. Ogle terminates his employment with the Company for good reason (as such term is defined in the letter agreement), the Company will pay him his base salary for a period of twelve months from the date of his separation and that he will be eligible to receive an incentive compensation subject to the applicable targets being achieved. In addition, Mr. Ogle’s restricted stock and equity grants will continue to vest for a period of eighteen months from the date of his termination. During the severance period, the Company will also pay the premiums for Mr. Ogle’s health insurance coverage substantially similar to that provided to Mr. Ogle and his family as of the date of his termination under the Company’s group health and medical policies for so long as he elects to continue such coverage.

Outstanding Equity Awards at Fiscal Year End

                The following table provides information about the number of outstanding equity awards held by our named executive officers as of December 31, 2012.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

William Ogle	5,608,218(1)	-	5,608,218	0.10	6/11/2022	13,085,842(2)	6,542,921	-	-
David Polster	-	250,000(3)	250,000	0.50	7/18/2022	-	-	-	-

(1) All of these options were immediately exercisable on June 11, 2012.
(2) Of these shares, 4,361,947 shares will vest on June 11, 2013, and the remaining 8,723,895 shares will vest pro-rata in eight equal installments with each installment vesting on the last day of each calendar quarter.
(3) All of these options will vest on July 18, 2013. In the event that Mr. Polster’s employment is terminated by reason other than cause prior to March 18, 2013, 75% of the options will vest and become exercisable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number and percentage of outstanding shares of common stock and other classes of our equity securities entitled to vote on all matters submitted to a vote by holders of common stock beneficially owned as of February 5, 2013, by (i) each of our directors and named executive officers; (ii) all persons who are known by us to be beneficial owners of 5% or more of our outstanding common stock; and (iii) all of our officers and directors as a group.  The percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Unless otherwise noted, to our knowledge and subject to community property laws where applicable,  each of the persons listed below has sole voting and investment power with respect to the shares indicated as beneficially owned by such person.  Our common stock is our only class of voting securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Class (1)(2)

William Ogle 19111 North Dallas Parkway, Suite 200 Dallas, TX 75287	18,956,560	(3)	13.14%

Andrew Levi 19111 North Dallas Parkway, Suite 200 Dallas, TX 75287	51,473,815	(4)	37.13%

David Polster 19111 North Dallas Parkway, Suite 200 Dallas, TX 75287	-		-

Ian Wolfman 19111 North Dallas Parkway, Suite 200 Dallas, TX 75287	140,625	(5)	*

Charles Thomas 19111 North Dallas Parkway, Suite 200 Dallas, TX 75287	140,625	(5)	*

Andrew Malloy 19111 North Dallas Parkway, Suite 200 Dallas, TX 75287	-		*

Esousa Holdings LLC(6) 317 Madison Ave., Suite 1621 New York, NY 10017	12,480,250	(7)	9.01%

All directors and executive officers as a group (5 persons)	70,711,625		48.84%

(1)           Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 28, 2013, except as otherwise noted. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)           These percentages have been calculated based on 138,381,367 shares of common stock outstanding as of March 28, 2013.

(3)           Includes (i) 5,608,218 shares issuable upon exercise of vested stock options, (ii) 250,000 shares issuable upon conversion of 10% convertible debentures, and 13,085,842 shares issued pursuant to a restricted stock grant.

(4)           Includes (i) 250,000 shares issuable upon conversion of 10% convertible debentures, and (ii) 22,954,395 shares of common stock which are being held in escrow until April 19, 2013. Pursuant to the stockholder’s agreement, Mr. Levi agreed that if the Company issues shares of Common Stock in a financing transaction or in connection with the hiring or retention of senior management or directors during such period of time, the corresponding number of escrowed shares will be cancelled and returned to the Company’s treasury.

(5)           Includes 140,625 shares issuable upon exercise of vested stock options.

(6)           Rachel Glicksman, as managing director of Esousa Holdings LLC, has voting and dispositive control over such shares.

(7)           Based upon a Schedule 13G/A filed by Esousa Holdings LLC on February 14, 2012.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Aztec Systems, Inc., is a corporation that has provided us with administrative and technical support services until August 2012 and software development services until October 2012. Until the time of its sale to GLT Aztec LP on June 15, 2012, the majority owner of Aztec Systems, Inc. was Andrew Levi, our chief technology officer. From inception, September 11, 2009, through September 30, 2012, we have incurred management fees of $90,384 and software development, hosting and infrastructure support fees of $1,043,334 related to Aztec Systems, Inc.

On January 16, 2012, we entered into a letter agreement with Aztec Systems, pursuant to which Aztec Systems agreed to extend credit to us in an amount requested by us up to a maximum of $30,000 in any single month through March 31, 2012 to assist us with our ongoing software development efforts. In connection with the credit extension, we agreed to pay Aztec Systems a minimum of $30,000 per month beginning January 2012 to be applied against any amounts currently owed by us to Aztec Systems or incurred in the future for software development or hosting services.  The credit extension was terminable upon notice by Aztec Systems. On January 17, 2012, we issued a promissory note to Aztec Systems in the principal amount of $254,992.89.  The principal amount of the note reflects the balance due to Aztec Systems as of December 31, 2011 for software development and hosting services provided by Aztec Systems.  The note bears interest at a rate of 8% per annum and the entire principal and interest under the note was due on September 30, 2012.

On November 9, 2012, we entered into an exchange agreement with Aztec Systems, pursuant to which we agreed to exchange the note which then had a balance of $368,059.24 and our existing accounts payable to Aztec Systems of $177,898.92 for an 8% convertible note in the principal amount of $545,958.16. The 8% convertible note is due on March 31, 2013. Pursuant to the exchange agreement, we agreed to register the shares of common stock issuable upon conversion of the 8% convertible note and an aggregate of 3,733,428 shares of common stock then held by Aztec Systems on or before December 31, 2012. The 8% convertible note is convertible into shares of our common stock at a conversion price equal to the greater of: (i) $0.15 per share or (ii) the price per share at which common stock is sold in a subsequent financing. Upon effectiveness of the registration statement covering the resale of such shares, the 8% convertible note automatically converted into shares of our common stock.

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

Independent Directors

Our board of directors has determined that each of Messrs. Wolfman, Thomas and Malloy is independent within the meaning of applicable listing rules of the Nasdaq Stock Market and the rules and regulations promulgated by the Securities and Exchange Commission. We anticipate that we will add additional independent directors in the future.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

We have engaged Montgomery Coscia Greilich LLP, Certified Public Accountants for the audits of our financial statements for the years ended December 31, 2012 and 2011, respectively, and the reviews of our financial statements contained in each of our quarterly reports on Form 10-Q during the years ended December 31, 2012 and 2011..

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our financial statements were $46,000 for fiscal year ended 2012 and $43,966 for fiscal year ended 2011.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above were $2,500 for fiscal year ended 2012 and $2,165 for fiscal year ended 2011.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $2,165 for fiscal year ended 2012 and $575 for fiscal year ended 2011.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal year ended 2012 and $0 for fiscal year ended 2011.

Our audit committee will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  Exhibits

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
10.24

Exchange Agreement dated November 9, 2012 between Blue Calypso, Inc. and Aztec Systems, Inc. (incorporated by reference to Exhibit 10.24 to our Quarterly Report on Form 10-Q for the period ended September 30, 2012 filed with the Securities and Exchange Commission on November 19, 2012)

10.25

8% Convertible Note dated November 9, 2012 (incorporated by reference to Exhibit 10.24 to our Quarterly Report on Form 10-Q for the period ended September 30, 2012 filed with the Securities and Exchange Commission on November 19, 2012)

21.1

List of subsidiaries (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on April 16, 2012)

31.1+	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

+ filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Calypso, Inc.

Date: March 29, 2013	/s/ Willam Ogle
William Ogle Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Ogle William Ogle	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2013

/s/ David Polster David Polster	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2013

/s/ Andrew Levi Andrew Levi	Director	March 29, 2013

/s/Charles Thomas Charles Thomas	Director	March 29, 2013

/s/ Ian Wolfman Ian Wolfman	Director	March 29, 2013

/s/Andrew Malloy Andrew Malloy	Director	March 29, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Blue Calypso, Inc., and Subsidiary

We have audited the accompanying consolidated balance sheets of Blue Calypso, Inc. and subsidiary (a development stage company, the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the years then ended and the period from September 11, 2009 (inception) to December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blue Calypso, Inc. and subsidiary as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended and for the period from September 11, 2009 (inception) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

Montgomery Coscia Greilich LLP
Plano, Texas
March 28, 2013

BLUE CALYPSO INC. AND SUBSIDIARY (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2012 AND 2011

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	218,798	371,393
Accounts receivable	43,868	51,900
Prepaid expenses	3,052	34,807
Total current assets	265,718	458,100

Property and equipment, net of accumulated depreciationof $7,153 and $2,397 in 2012 and 2011 respectively	16,628	21,384

Capitalized software development costs, net of accumulated amortization of $352,957 and $133,279 in 2012 and 2011, respectively	923,449	814,874

Total assets	$ 1,205,795	$ 1,294,358

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	84,947	68,162
Accounts payable-affiliate	-	254,838
Accrued liabilities	186,508	96,962
Unearned revenue	10,000	24,174
Notes payable - LMD	465,000	-
Notes payable - affiliate (net of discount of $244,705)	301,253	-
Total current liabilities	1,047,708	444,136

Notes payable - debentures (net of discount of $213,500)	236,500	-
Committments and contingencies (note 10)	-	-
Total liabilities	1,284,208	444,136

Stockholders' equity (deficit)
Series A convertible preferred stock, par value $.0001 per share (Authorized 5,000,000 shares; issued and outstanding 1,700,000 shares)	170	150
Common stock, par value $.0001 per share (Authorized 680,000,000 shares; issued and outstanding 125,135,113 shares as of 12/31/12 and 126,845,641 shares at 12/31/11 respectively)	12,514	12,685
Additional paid in capital	10,251,657	4,666,929
Deferred compensation	(2,980,218)	(1,581,954)
Accumulated deficit during development stage	(7,362,536)	(2,247,588)
Total stockholders' equity (deficit)	(78,413)	850,222

Total liabilities and stockholders' equity (deficit)	1,205,795	1,294,358

BLUE CALYPSO, INC. AND SUBSIDIARY ( A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

			FROM INCEPTION
			SEP 11, 2009 TO
	2012	2011	DEC 31, 2012

REVENUE	$ 74,584	$ 51,590	$ 126,211
COST OF REVENUE	155,022	111,511	266,533
GROSS LOSS	(80,438)	(59,921)	(140,322)

OPERATING EXPENSES
Sales and marketing	420,692	731,483	1,288,354
General and administrative	1,557,193	807,179	2,581,030
Other operating expenses (includes deferred compensation expense related to stock options)	2,211,173	55,276	2,297,420
Depreciation and amortization	797,512	123,624	933,179
	4,986,512	1,717,562	7,099,983

LOSS FROM OPERATIONS	(5,066,950)	(1,777,483)	(7,240,305)

OTHER INCOME (EXPENSE)
Interest income	0	0	15
Interest expense	(47,998)	(57,417)	(122,246)
	(47,998)	(57,417)	(122,231)

LOSS BEFORE INCOME TAX PROVISION	(5,114,948)	(1,834,900)	(7,362,536)

INCOME TAX PROVISION	-	-	-

NET LOSS	(5,114,948)	(1,834,900)	(7,362,536)

Loss per share:
Basic and Diluted	$ (0.04)	$ (0.02)

Weighted Average Shares Outstanding
Basic and Diluted	133,060,503	90,751,588

BLUE CALYPSO, INC. AND SUBSIDIARY

( A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
PERIOD FROM SEPTEMBER 11, 2009 (DATE OF INCEPTION) TO DECEMBER 31, 2012

(UNAUDITED)

								Accumulated
								Deficit During	Total
	Preferred Stock			Common Stock		Additional	Deferred	Development	Stockholders'
	Shares		Amount	Shares	Amount	Paid-In Capital	Compensation	Stage	Equity (Deficit)

Beginning Balance, September 11, 2009			$ -	-	$ -	$ -	$ -	$ -	$ -

Net loss	-		-	-	-	-	-	(23,653)	(23,653)

Ending Balance, December 31, 2009				-	-	-	-	(23,653)	(23,653)

Shares issued at $.0001 per share-3/10/2010				65,448,269	6,545	(5,525)	-	-	1,020

Affiliate payable converted to equity- 3/31/10				-	-	21,958	-	-	21,958

Net loss	-		-	-	-	-	-	(5,296)	(5,296)

Ending Balance, March 31, 2010				65,448,269	6,545	16,433	-	(28,949)	(5,971)

Restricted shares issued- 6/10/2010				5,133,198	513	(433)	(80)	-	-

Net loss	-		-	-	-	-	-	(82,668)	(82,668)

Ending Balance, June 30, 2010				70,581,467	7,058	16,000	(80)	(111,617)	(88,639)

Restricted shares issued- 9/20/2010				1,604,124	160	(135)	(25)	-	-

Net loss	-		-	-	-	-	-	(115,880)	(115,880)

Ending Balance, September 30, 2010				72,185,591	7,219	15,864	(105)	(227,497)	(204,519)

Restricted shares vested as of 12/31/10				-	-	-	22	-	22

Net loss	-		-	-	-	-	-	(185,191)	(185,191)

Ending Balance, December 31, 2010				72,185,591	7,219	15,864	(83)	(412,688)	(389,688)

Restricted shares issued- 1/10/11				1,283,299	128	(108)	(20)	-	-

Additional paid-in capital				-	-	10	-	-	10

Restricted shares vested as of 03/31/11				-	-	-	12	-	12

Net loss	-		-	-	-	-	-	(174,767)	(174,767)

Ending Balance, March 31, 2011				73,468,891	7,347	15,766	(91)	(587,455)	(564,433)

Restricted shares issued- 4/29/11				1,283,299	128	(108)	(20)	-	-

Restricted shares vested as of 06/30/11				-	-	-	15	-	15

Net loss	-		-	-	-	-	-	(235,432)	(235,432)

Ending Balance, June 30, 2011				74,752,190	7,475	15,658	(96)	(822,887)	(799,850)

Restricted shares cancelled 7/25/11				(2,887,423)	(288)	192	96	-	-

Restricted shares vested as of 09/30/11				-	-	-	-	-	-

Conversion of debt 9/1/11				28,135,234	2,814	1,562,274	-	-	1,565,088

Reverse merger shares issued 9/1/11				24,974,700	2,497	(2,497)	-	-	-

Restricted shares issued- 9/8/11				320,825	32	21,752	(21,784)	-	(0)

Net loss	-		-	-	-	-	-	(621,271)	(621,271)

Ending Balance, September 30, 2011				125,295,526	12,530	1,597,379	(21,784)	(1,444,158)	143,967

Additional paid-in capital-compensation expense						4,240			4,240

Conversion of debt to pref stock 10/17/11	1,500,000		150			1,499,850			1,500,000

Restricted shares vested as of 10/1/11							5,446		5,446

Restricted shares issued- 12/30/11				1,550,115	155	1,565,461	(1,565,616)	-	-

Net loss	-		-	-	-	-	-	(803,430)	(803,430)

Ending Balance, December 31, 2011	1,500,000	-	$ 150	126,845,641	$ 12,685	$ 4,666,929	$ (1,581,954)	$ (2,247,588)	$ 850,222

Additional paid-in capital-compensation expense						-			-

Purchase of preferred stock	200,000					200,000			200,000

Restricted shares issued				200,000

Stock options - deferred income							763,480		763,480

Net loss	-		-	-	-	-	-	(1,359,215)	(1,359,215)

Ending Balance, March 31, 2012	1,700,000		$ 150	127,045,641	$ 12,685	$ 4,866,929	$ (818,474)	$ (3,606,803)	$ 454,487

Restricted shares issued						5,234,337	(5,234,337)		-

Restricted shares cancelled				(1,700,115)	(155)	(1,565,461)	1,565,616		-

Restricted shares - unvested				(290,619)	(24)	(16,314)	16,338

Purchase of common stock - related to private offering				440,000	44	186,479			186,523

Release of common stock from shareholder				(440,000)

Stock options - deferred income							2,181,627		2,181,627

Net loss	-		-	-	-	-	-	(2,683,089)	(2,683,089)

Ending Balance, June 30, 2012	1,700,000		$ 150	125,054,907	$ 12,550	$ 8,705,970	$ (2,289,230)	$ (6,289,892)	$ 139,548

Restricted shares issued									-
									-
Restricted shares - unvested				80,205

Purchase of common stock - related to private offering				450,000	62	232,438			232,500

Release of common stock from shareholder				(450,000)

Stock options - deferred income							13,872		13,872

Net loss	-		-	-	-	-	-	(568,131)	(568,131)

Ending Balance September 30, 2012	1,700,000		$ 150	125,135,112	$ 12,612	$ 8,938,408	$ (2,275,358)	$ (6,858,023)	$ (182,211)

Purchase of common stock - via AP Settlements				1,068,105	107	354,788			354,895

Release of common stock from Shareholder				(1,068,105)					-

Correction to reflect prefered stock amount			20			(20)

Purchase of common stock - related to private offering				10,000	(17)	(29,983)			(30,000)

Release of common stock from shareholder				(10,000)

Stock options - deferred income							(753,254)		(753,254)

Cumulative correction - common Stock				1	(188)	(42,760)	42,948		-

Beneficial conversion features - notes payable						614,696			614,696

Value of warrants - note payable						416,528			416,528

Restricted shares vested as of 10/1/12							5,446		5,446

Net loss	-		-	-			-	(504,513)	(504,513)

Ending Balance December 31, 2012	1,700,000		$ 170	125,135,113	$ 12,514	$ 10,251,657	$ (2,980,218)	$ (7,362,536)	$ (78,413)

BLUE CALYPSO, INC. AND SUBSIDIARY ( A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

			FROM INCEPTION
			SEP 11, 2009 TO
	2012	2011	DEC 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(5,114,948)	$(1,834,900)	$(7,3662,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	797,454	118,179	927,712
Amortization of vested restricted stock and options	2,211,171	5,446	2,216,639
(Increase) decrease in assets:
Accounts receivable	8,032	(51,901)	(43,869)
Prepaid expenses and other current assets	31,754	(23,987)	(3,052)
Increase (decrease) in liabilities:
Accounts payable	16,785	52,499	84,947
Accounts payable-affiliate	(254,838)	149,423	21,958
Accrued expenses	93,133	41,182	190,095
Deferred revenue	(14,174)	17,211	10,000
Cash used in operating activities	(2,225,631)	(1,526,848)	(3,958,106)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for software development	(331,689)	(490,218)	(1,174,424)
Cash paid for purchases of fixed assets	-	(19,416)	(23,781)
Cash used in investing activities	(331,689)	(509,634)	(1,198,205)

CASH FLOWS FROM FINANCING ACTIVITIES
Contributed capital received	-	150	1,170
Notes Payable	1,460,958		1,460,958
Purchase of Common Stock	388,873		388,873
Purchase of Preferred Stock	200,000		200,000
Conversion of NP Affiliate to equity	-	100,000	200,000
Conversion of AP to equity	354,894	2,194,214	3,124,108
Cash provided by financing activities	2,404,725	2,294,364	5,375,109

Net increase (decrease) in cash	(152,595)	257,882	218,798
Cash at beginning of year	371,393	113,511	-
Cash at end of year	218,798	$371,393	$218,798

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-
Non-cash investing and financing activities:
Affiliate payable converted to equity	$-	$200,000	$221,958
Affiliate payable converted to note payable	$545,958	$(100,000)	$545,958

BLUE CALYPSO, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

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

Segments

The Company operates in a single segment.

BLUE CALYPSO, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

2.  Summary of Significant Accounting Policies, continued

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

BLUE CALYPSO, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

2.  Summary of Significant Accounting Policies, continued

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
DECEMBER 31, 2012 AND 2011

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

Loss per Share

We have presented basic loss per share, computed on the basis of the weighted average number of common shares outstanding during the year, and diluted loss per share, computed on the basis of the weighted average number of common shares and all potentially dilutive common shares outstanding during the year. Potential common shares result from stock options, vesting of restricted stock grants and convertible notes. However, for the years presented, all outstanding stock options, restricted stock grants and convertible notes are anti-dilutive due to the losses incurred. Anti-dilutive common stock equivalents of 3,852,323 and 2,420,000 shares were excluded from the loss per share computation for 2012 and 2011, respectively.

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

Concentrations of Credit Risk

Significant concentrations of credit risk may arise from the Company’s cash maintained in the bank.  The Company maintains cash in quality financial institution, however, at times, cash balance may exceed the federal deposit insurance limits (FDIC limits).  As of December 31, 2012 the cash balance with the bank did not exceed the $250,000 FDIC limit.

BLUE CALYPSO, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

2.  Summary of Significant Accounting Policies, continued

Advertising and Marketing

The Company's advertising and marketing costs, which consist primarily of marketing and trade show costs, business development and printed promotional and sales presentation materials, are charged to expense when incurred.  The advertising and marketing expense was $128,007 and $237,249 for the years ended December 31, 2012 and 2011, respectively.

Recent Accounting Pronouncements

In July 2011, the Financial Accounting Standards Board (FASB) issued ASU 2012-06-Other Expenses (Topic 720): Fees Paid to the Federal Government by Health Insurers (a consensus of the FASB Emerging Issues Task Force) . This ASU is effective for periods ending after December 31, 2013.  We do not expect this ASU 2012-06 to apply to the Company or to have a material effect on the financial position, results of operations or cash flows.

In December 2011, the Financial Accounting Standards Board (FASB) issued ASU 2012-10-Property, Plant, and Equipment (Topic 360): De-recognition of in Substance Real Estate—a Scope Clarification (a consensus of the FASB Emerging Issues Task Force) . This ASU is effective for periods after June 15, 2012.  We do not expect this ASU 2012-10 to apply to the Company or to have a material effect on the financial position, results of operations or cash flows.

3.  Property and Equipment

Property and equipment consist of the following at December 31, 2012 and 2011:

	12/31/2012	12/31/2011
Office Equipment	$23,781	$23,781
Less: Accumulated depreciation	(7,153)	(2,397)
Net property and euipment	$16,628	$21,384

Depreciation expense was $4,756 and $2,256 for the years ended December 31, 2012 and 2011, respectively.

4.  Intangibles

Intangible assets consist of the following at December 31, 2012 and 2011:

	12/31/2012	12/31/2011
Capitalized Software Development Costs	$1,276,406	$948,153
Less: Accumulated amortization	(352,957)	(133,279)
Net capitalized development costs	$923,449	$814,874

BLUE CALYPSO, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

4.  Intangibles, continued

The capitalized software development costs include $-0- and $8,890 interest capitalized for the years ended December 31, 2012 and 2011, respectively.  The amortization expense relating to the capitalized development costs was $226,503 and $121,342 for the years ended December 31, 2012 and 2011, respectively.  Amortization expense for the next five years is estimated to be as follows:

2013	$256,230
2014	256,230
2015	233,230
2016	141,394
2017	36,551
Total	$923,446

5.  Income Tax Provision

The company’s income taxes are recorded in accordance with ASC 740 “Income Taxes”. The tax effects of the Company’s temporary differences that give rise to significant portions of the deferred tax assets.  Deferred tax assets totaling $815,765 and $625,082 for the years ended December 31, 2012 and 2011were fully reserved and were attributed to net operating losses for those periods.  Deferred tax assets and liabilities are computed by applying the effective U.S. federal and state income tax rate to the gross amounts of temporary differences and other tax attributes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At December 31, 2012 and 2011, the Company believed it was more likely than not that future tax benefits from net operating loss carry-forwards and other deferred tax assets would not be realizable through generation of future taxable income and accordingly deferred tax assets are fully reserved.

6.  Long Term Debt - Notes Payable

On November 9, 2012, the Company entered into the exchange agreement with Aztec, pursuant to which the Company and Aztec agreed to exchange the Note and the Company's  existing accounts payable to Aztec for an 8% Convertible Note in the original principal amount of $545,958. The 8% Convertible Note is due on March 31, 2013. Pursuant to the exchange agreement, the Company agreed to register the shares of Common Stock issuable upon conversion of the 8% Convertible Note and an aggregate of 3,733,428 shares of Common Stock currently held by Aztec on or before December 31, 2012. The 8% Convertible Note is convertible into shares of the Company's Common Stock at a conversion price equal to the greater of: (i) $0.15 per share or (ii) the price per share at which Common Stock is sold in a subsequent financing. Upon effectiveness of the registration statement covering the resale of such shares, the 8% Convertible Note will automatically convert into shares of the Company's Common Stock at the applicable conversion price.  The note was determined to have an embedded beneficial conversion feature (“BCF”) under the provisions of FAS ASC 470-20, “Debt with Conversion and Other Options” based on the issue date market value of $0.40 per share and the exercise price of $0.15 per share.  In accordance with ASC 470-20, an embedded beneficial conversion feature shall be recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid capital.  A discount of $341,224 was recorded at issuance and amortization expense of $96,519 was recognized for the year ended December 31, 2012.   The note balance was $301,253 net of discount of $244,705 at December 31, 2012.

BLUE CALYPSO, INC. AND SUBSIDIARY

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

On April 19, 2012, the Company entered into a securities purchase agreement with an existing stockholder (the “Buyer”), pursuant to which the Company issued (i) a senior secured 8% convertible debenture convertible into shares of the Company at $0.10 per share in the original aggregate principal amount of $35,000 and (ii) a warrant to purchase 6,500,000 shares of common stock at $0.10 per share, and the Buyer covenanted to purchase up to an additional $465,000 of senior secured convertible debentures in a series of four closings at such times as may be designated by the Company in its sole discretion through November 30,  2012.  The convertible debentures matured on November 30, 2012 and bear interest at a rate of 8%.   A discount of $416,528 was recorded for the warrant fair market value and amortization expense was fully recognized in the amounts of $416,528 and $0 for the years ended December 31, 2012, and 2011, respectively.  The unamortized discount balance was $0 as of December 31, 2012 and December 31, 2011, respectively.  The outstanding principal of the convertible debentures was $465,000 as of December 31, 2012.  The debentures were determined to have an embedded beneficial conversion feature (“BCF”)_ under the provisions of FAS ASC 470-20, “Debt with Conversion and Other Options” based on the issue date market value of $0.71 per share and the exercise price of $0.10 per share.  In accordance with ASC 470-20, an embedded beneficial conversion feature shall be recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid capital.  A discount of $48,472 was recorded at issuance and amortization expense of $48,472 was recognized for the year ended December 31, 2012.  The note balance was $465,000 net of discount of $0 at December 31, 2012.

On November 15, 2012, the Company commenced a private offering of up to $3,000,000 of units at a purchase price of $50,000 per unit pursuant to the Securities Purchase Agreement dated November 15, 2012 (the “Purchase Agreement”). Each Unit consists of a 10% Convertible Debenture in the principal amount of $50,000 (the “Debenture”) and 12,500 shares of the Company’s common stock. The Debenture bears interest at a rate of 10% per annum, is due two years from the issuance date and is convertible into shares of the Company’s common stock at a conversion price of $0.20 per share. As of December 31, 2012, we have issued and sold an aggregate of 9 units totaling $450,000.  The debentures were determined to have an embedded beneficial conversion feature (“BCF”)_ under the provisions of FAS ASC 470-20, “Debt with Conversion and Other Options” based on the issue date market value of $0.40 per share and the exercise price of $0.20 per share.  In accordance with ASC 470-20, an embedded beneficial conversion feature shall be recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid capital.  A discount of $225,000 was recorded at issuance and amortization expense of $11,500 was recognized for the year ended December 31, 2012.  The note balance was $236,500 net of discount of $213,500 at December 31, 2012.

7.  Stockholders’ Equity (Deficit)

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

As of December 31, 2012, the Company has issued and sold an aggregate of 445,000 Units in the private placement in consideration of gross cash proceeds of $445,000. As a result, the Company has issued an aggregate of 890,000 shares of common stock and warrants to purchase an aggregate of 890,000 shares of Common Stock.  WFG Investments, Inc. (“WFG”) acted as placement agent in connection with the Private Placement and was entitled to receive a commission equal to 10% of any subscriptions received and warrants to purchase 3% of the number of shares of common stock included in the Units sold in the Private Placement. As December 31, 2012, WFG has received a cash fee of $44,500 and warrants to purchase 26,700 shares of common stock.

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

BLUE CALYPSO, INC. AND SUBSIDIARY

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

On September 1, 2011 and as part of the reverse merger, the Company issued convertible promissory notes (the “Promissory Notes”) to two accredited investors in a private placement transaction (the “Private Placement”) pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) in the aggregate principal amount of One Million Five Hundred Thousand Dollars ($1,500,000) and five-year warrants (the “Warrants”) to purchase up to 22,091,311 shares of the Company’s common stock at an exercise price of $0.10 per share. The notes are due December 1, 2012 and accrue no interest. The Promissory Notes are automatically convertible at $1 into One Million Five Hundred Thousand (1,500,000) shares of the Company’s Series A Convertible Preferred Stock (“Series A Preferred”) immediately upon the creation of the Series A Preferred by the Company. The Series A Preferred stock was approved October 17, 2011 and the notes were immediately converted into 1,500,000 preferred shares. The Series A Preferred shares are convertible into shares of the Company’s common stock at a conversion rate of $0.0679 per share or 22,091,311 common shares. The conversion of preferred into common stock is limited to the extent that the beneficial owners own greater that 4.99% of the Company’s common stock.

During the three months ended March 31, 2012, the investor completed the purchase of the additional 200,000 shares of Series A Preferred and warrants to purchase an additional 2,945,509 shares of common stock.  The conversion of Series A Preferred into common stock and exercise of warrants is limited to the extent that the beneficial owners own greater that 4.99% of the Company’s common stock.

Blue Calypso, Inc. is authorized to issue 685,000,000 shares of capital stock: 680,000,000 shares of common stock with voting rights at a par value of $.0001 and 5,000,000 shares of Series A Convertible Preferred Stock, also at $.0001 par value per share.  There were 126,845,641 shares of common stock issued and outstanding as of December 31, 2011.  There were 1,700,000 shares of preferred stock were issued and outstanding as of December 31, 2012.  The Company did not make or declare any distributions to shareholders during the year ended December 31, 2012 or December 31, 2011.

Long-Term Incentive Plan

The stockholders approved the Blue Calypso, Inc. 2011Long-Term Incentive Plan (the “Plan”) on September 9, 2011.  The Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards which may be granted singly, in combination, or in tandem, and which may be paid in cash or shares of common stock.  Subject to certain adjustments, the maximum number of shares of common stock that may be delivered pursuant to awards under the Plan is 35,000,000 shares.

Stock Options

During 2012 the Company granted options to purchase 9,873,543 shares of the Company’s common stock to employees, non-employee board members and other consultants under the Plan.  The options vest under a number of different vesting schedules.  The fair value for the Company’s options were estimated at the date of grant using the Black-Scholes option pricing model with the weighted average assumptions as noted in the following table.  The Black-Scholes option valuation model incorporate ranges of assumptions for inputs, and those ranges are disclosed below.  Expected volatilities are based on similar industry-sector indices.

BLUE CALYPSO, INC. AND SUBSIDIARY

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Stock Options  (continued)

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

7.  Stockholders’ Equity (Deficit), continued

Using the valuation assumptions noted above, the Company estimated the value of stock options granted during the year to be $3,916,606 and $33,910 for the years ended December 31, 2012 and December 31, 2011, respectively. The 9,873,543 options were granted at various dates in 2012 when the stock price was at various prices per share.  The value of these options is being amortized to stock-based compensation expense quarterly over their two year vesting period. The stock-based compensation expense recorded was $2,205,727 and $4,240 during year ended December 31, 2012 and December 31, 2011, respectively.

The following table summarizes the stock option activity as of December 31, 2012:

		Weighted
		Average
	Outstanding	Exercise
	Shares	Price
Balance, December 31, 2011	2,420,000	0.0679
Granted	9,873,543	0.2470
Exercised	0	0
Cancelled	(2,833,000)	0.085
Balance, December 31, 2012	9,460,543	$0.2498
Exercisable at 12/31/12	7,212,909	$0.1917

Non-Vested at 12/31/12	2,247,634	$0.4363

BLUE CALYPSO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

7.  Stockholders’ Equity (Deficit), continued

Restricted Stock

The restricted stock granted prior to the reverse merger transaction, have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger.

The following table summarizes the restricted stock activity for the period ended December 31, 2012:

Restricted Shares Activity:
Restricted shares issued as of December 31, 2011	1,870,940
Granted during 2012	13,285,842
Forfeited during 2012	-1,700,115
Total Restricted Shares Issued at December 31, 2012	13,456,667
Vested at December 31, 2012	-160,412
Unvested restricted shares as of December 31, 2012	13,296,255

A total of 13,285,842 shares were granted in 2012 and will vest 1/3 in the first year following the grant and the balance over the following 8 calendar quarters. The share based compensation expense was $5,446 for the years ended December 31, 2012 and 2011, respectively.  Deferred income related to the 13,285,842 restricted shares granted in 2012 was $5,295,729 and will be recorded in the periods the restricted shares are vested.

8.  Related Party Transactions

Aztec Systems, Inc. (“Aztec”) is an affiliate of the Company that provides administrative and technical support services to the Company.  The majority owner of Aztec was also the majority stockholder of the Company until the date of sale of Aztec on June 15, 2012.

On November 9, 2012, the Company entered into the exchange agreement with Aztec, pursuant to which the Company and Aztec agreed to exchange the Note and the Company's  existing accounts payable to Aztec for an 8% Convertible Note in the original principal amount of $545,958. The 8% Convertible Note is due on March 31, 2013. Pursuant to the exchange agreement, the Company agreed to register the shares of Common Stock issuable upon conversion of the 8% Convertible Note and an aggregate of 3,733,428 shares of Common Stock currently held by Aztec on or before December 31, 2012. The 8% Convertible Note is convertible into shares of the Company's Common Stock at a conversion price equal to the greater of: (i) $0.15 per share or (ii) the price per share at which Common Stock is sold in a subsequent financing. Upon effectiveness of the registration statement covering the resale of such shares, the 8% Convertible Note will automatically convert into shares of the Company's Common Stock at the applicable conversion price.

BLUE CALYPSO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

9.  Liquidity-Going Concern

These financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the Company will need additional financing to continue to operate and fully implement its business plan.

Management believes that the current cash and revenue should fund the Company’s expected burn rate through the first quarter of 2013.  The Company will require additional funds to continue operations.  Management is currently attempting to secure additional equity investment funds. There are no assurances that additional financing will  be available on favorable terms or at all. If additional financing is not available, the Company will need to reduce, defer or cancel development programs, planned initiatives and overhead expenditures.  The failure to adequately fund its capital requirement could have a material adverse effect on the Company’s business, financial condition and results of operations.  Moreover, the sale of additional equity securities to raise financing will result in additional dilution to the Company’s stockholders, and additional indebtedness could involve imposition of covenants that restrict the Company’s operations.    The Company has accumulated losses from September 11, 2009 (inception) through December 31, 2012 of $7,362,536.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

10.  Commitments and Contingencies

The Company leases office space under a month to month operating lease with no minimum future rental payments.  The operating lease does not involve contingent liabilities.  Rental expense under the operating lease totaled $30,534 and $13,120 for the years ended December 31, 2012 and 2011, respectively.

From time to time, the Company is involved in various legal matters in the ordinary course of business.  In the opinion of management the ultimate liability, if any resulting from such legal matters will not have material effect on the Company's financial position or results of operations.

11.  Subsequent Events

Effective February 21, 2013, the Compensation Committee awarded stock option grants to six current employees.  The aggregate number of shares awarded was 4,578,530. The average exercise price of the awarded options was $0.24, which represented the closing price of the stock on the date of the award.

The Company evaluated events or transactions occurring after December 31, 2012, the balance sheet date, through March 28, 2013, the date the financial statements were available to be issued, and determined any events or transactions which could impact the financial statements as of and for the year ended December 31, 2012.