Form 10-Q
period 2013-03-31
BLUE CALYPSO, INC.
filed 2013-05-15
CIK 1399587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

 As of May 13, 2013 there were 132,838,336 shares of the issuer’s common stock outstanding.

TABLE OF CONTENTS
		Page
	PART I
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 4.	Controls and Procedures	23

	PART II
Item 1.	Legal Proceedings	24
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 6	Exhibits	25

Part 1 – Item 1

BLUE CALYPSO INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	64,593	218,798
Accounts receivable	0	43,868
Prepaid expenses	18,988	3,052
Total current assets	83,581	265,718

Property and equipment, net of accumulated depreciation of $8,417 and 7,153 in 2013 and 2012 respectively	15,364	16,628

Capitalized software development costs, net of accumulated amortization of $419,923 and $352,957 in 2013 and 2012, respectively	914,822	923,449

Total assets	$1,013,767	$1,205,795

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	75,635	84,947
Accrued liabilities	440,095	186,508
Unearned revenue	0	10,000
Notes payable - LMD	0	465,000
Notes payable-affiliate (net of discount of $244,705)	0	301,253
Total current liabilities	515,730	1,047,708

Long-term Liabilities
Notes payable - LMD	515,000
Note payable - debentures (net of discount of $200,535 and $213,500 in 2013 and 2012, respectively)	390,484	236,500
Commitments and contingencies (note 10)	0	0

Total liabilities	1,421,214	1,284,208

Stockholders' equity (deficit)
Series A convertible preferred stock, par value $.0001 per share (Authorized 5,000,000 shares; issued and outstanding 1,700,000 shares)	170	170
Common stock, par value $.0001 per share (Authorized 680,000,000 shares; issued and outstanding shares of 125,135,113 as of 3/31/13 and 125,135,113 shares at 12/31/12 respectively)	12,514	12,514
Additional paid in capital	10,851,318	10,251,657
Deferred compensation	(2,938,713)	(2,980,218)
Accumulated deficit during development stage	$(8,332,736)	$(7,362,536)
Total stockholders' equity (deficit)	(407,447)	(78,413)

Total liabilities and stockholders' equity (deficit)	$1,013,767	$1,205,795

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

BLUE CALYPSO INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 AND THE PERIOD SEPTEMBER 11, 2009 (DATE OF INCEPTION) TO MARCH 31, 2013
(UNAUDITED)

	Three months ended March 31, 2013	Three months ended March 31, 2012	FROM INCEPTION SEP 11, 2009 TO March 31, 2013

REVENUE	$10,000	$584	$136,211
COST OF REVENUE	4,323	92,707	270,856
GROSS LOSS	5,677	(92,123)	(134,645)

OPERATING EXPENSES
Sales and marketing	125,957	243,425	1,414,311
General and administrative	445,451	184,525	3,026,481
Other operating expenses	41,506	778,101	2,338,926
Depreciation and Amortization	333,585	55,341	1,266,764
	946,499	1,261,392	8,046,482
LOSS FROM OPERATIONS	(940,822)	(1,353,515)	(8,181,127)

OTHER INCOME (EXPENSE)
Interest income	0	0	15
Interest expense	(29,378)	(5,700)	(151,624)
	(29,378)	(5,700)	(151,609)

LOSS BEFORE INCOME TAX PROVISION	(970,200)	(1,359,215)	(8,332,736)

INCOME TAX PROVISION	-	-

NET LOSS	(970,200)	(1,359,215)	(8,332,736)

Loss per share:
Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Shares Outstanding
Basic and Diluted	130,893,388	127,003,882

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

BLUE CALYPSO, INC. AND SUBSIDIARY
( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
PERIOD FROM SEPTEMBER 11, 2009 (DATE OF INCEPTION) TO MARCH 31, 2013
(UNAUDITED)
							Accumulated Deficit During Development Stage
								Total Stockholders' Equity (Deficit)
	Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Compensation
	Shares	Amount	Shares	Amount

Beginning Balance, September 11, 2009		$-	-	$-	$-	$-	$-	$-
Net Loss	-	-	-	-	-	-	(23,653)	(23,653)

Ending Balance, December 31, 2009			-	-	-	-	(23,653)	(23,653)
Shares issued at $.0001 per share-3/10/2010			65,448,269	6,545	(5,525)	-	-	1,020
Affiliate payable converted to equity- 3/31/10			-	-	21,958	-	-	21,958
Net loss	-	-	-	-	-	-	(5,296)	(5,296)

Ending Balance, March 31, 2010			65,448,269	6,545	16,433	-	(28,949)	(5,971)
Restricted shares issued- 6/10/2010			5,133,198	513	(433)	(80)	-	-
Net loss	-	-	-	-	-	-	(82,668)	(82,668)

Ending Balance, June 30, 2010			70,581,467	7,058	16,000	(80)	(111,617)	(88,639)
Restricted shares issued- 9/20/2010			1,604,124	160	(135)	(25)	-	-
Net loss	-	-	-	-	-	-	(115,880)	(115,880)

Ending Balance, September 30, 2010			72,185,591	7,219	15,864	(105)	(227,497)	(204,519)
Restricted shares vested as of 12/31/10			-	-	-	22	-	22
Net loss	-	-	-	-	-	-	(185,191)	(185,191)

Ending Balance, December 31, 2010			72,185,591	7,219	15,864	(83)	(412,688)	(389,688)
Restricted shares issued- 1/10/11			1,283,299	128	(108)	(20)	-	-
Additional Paid-In Capital			-	-	10	-	-	10
Restricted shares vested as of 03/31/11			-	-	-	12	-	12
Net loss	-	-	-	-	-	-	(174,767)	(174,767)

Ending Balance, March 31, 2011			73,468,891	7,347	15,766	(91)	(587,455)	(564,433)
Restricted shares issued- 4/29/11			1,283,299	128	(108)	(20)	-	-
Restricted shares vested as of 06/30/11			-	-	-	15	-	15
Net loss	-	-	-	-	-	-	(235,432)	(235,432)

Ending Balance, June 30, 2011			74,752,190	7,475	15,658	(96)	(822,887)	(799,850)
Restricted shares cancelled 7/25/11			(2,887,423)	(288)	192	96	-	-
Restricted shares vested as of 09/30/11			-	-	-	-	-	-
Conversion of Debt 9/1/11			28,135,234	2,814	1,562,274	-	-	1,565,088
Reverse merger shares issued 9/1/11			24,974,700	2,497	(2,497)	-	-	-
Restricted shares issued- 9/8/11			320,825	32	21,752	(21,784)	-	(0)
Net loss	-	-	-	-	-	-	(621,271)	(621,271)

Ending Balance, September 30, 2011			125,295,526	12,530	1,597,379	(21,784)	(1,444,158)	143,967
Additional paid-In capital-compensation cxpense					4,240			4,240
Conversion of debt to pref stock 10/17/11	1,500,000	150			1,499,850			1,500,000
Restricted shares vested as of 10/1/11						5,446		5,446
Restricted shares issued- 12/30/11			1,550,115	155	1,565,461	(1,565,616)	-	-
Net loss	-	-	-	-	-	-	(803,430)	(803,430)

Ending Balance, December 31, 2011	1,500,000	$150	126,845,641	$12,685	$4,666,929	$ (1,581,954)	$(2,247,588)	$850,222
Purchase of preferred stock	200,000				200,000			200,000
Restricted shares issued			200,000
Stock options - deferred income						763,480		763,480
Net loss	-	-	-	-	-	-	(1,359,215)	(1,359,215)

Ending Balance, March 31, 2012	1,700,000	$150	127,045,641	$12,685	$4,866,929	$(818,474)	$(3,606,803)	$454,487
Restricted shares issued					5,234,337	(5,234,337)		-
Restricted shares cancelled			(1,700,115)	(155)	(1,565,461)	1,565,616		-
Restricted shares - unvested			(290,619)	(24)	(16,314)	16,338
Purchase of common stock - related to private offering			440,000	44	186,479			186,523
Release of common stock from shareholder			(440,000)
Stock options - deferred income						2,181,627		2,181,627
Net loss	-	-	-	-	-	-	(2,683,089)	(2,683,089)

Ending Balance June 30, 2012	1,700,000	$150	125,054,907	$12,550	$8,705,970	$(2,289,230)	$(6,289,892)	$139,548
Restricted shares issued								-
Restricted shares - unvested			80,205					-
Purchase of common stock - related to private offering			450,000	62	232,438	-		232,500
Release of common stock from shareholder			(450,000)					-
Stock options - deferred income						13,872		13,872
Net loss	-	-	-	-	-	-	(568,131)	(568,131)

Ending Balance September 30, 2012	1,700,000	$150	125,135,112	$12,612	$8,938,408	$(2,275,358)	$(6,858,023)	$(182,211)
Purchase of common stock - via AP settlements			1,068,105	107	354,788			354,895
Release of common stock from shareholder			(1,068,105)					-
Correction to reflect preferred stock amount		20			(20)			-
Purchase of common stock - related to private offering			10,000	(17)	(29,983)			(30,000)
Release of common stock from shareholder			(10,000)					-
Stock options - deferred income						(753,254)		(753,254)
Cumulative correction - common stock			1	(188)	(42,760)	42,948		-
Beneficial conversion feature - notes payable					614,696			614,696
Value of warrants -note payable					416,528			416,528
Restricted shares vested as of 10/1/12						5,446		5,446
Net loss	-	-	-			-	(504,513)	(504,513)

Ending Balance December 31, 2012	1,700,000	$170	125,135,113	$12,514	$10,251,657	$(2,980,218)	$(7,362,536)	$(78,413)
Purchase of common stock - via AP settlements					30,000			30,000
Stock options - deferred income						41,504		41,504
Conversion of Note Payable - Affiliate to Equity					552,994			552,994
Beneficial conversion feature - notes payable					16,667			16,667
Net loss							(970,200)	(970,200)

Ending Balance March 31, 2013	1,700,000	$170	125,135,113	$12,514	$10,851,318	$(2,938,714)	$(8,332,736)	$(407,447)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

BLUE CALYPSO, INC. AND SUBSIDIARY
( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31, 2013	Three months ended March 31, 2012	FROM INCEPTION SEP 11, 2009 TO March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(970,200)	$(1,359,215)	$(8,332,736)
Adjustments to reconcile net loss to net cash
used in operating activities:			-
Depreciation and amortization expense	68,229	55,341	995,941
Amortization of vested restricted stock and options and Deferred compensation	306,861	763,481	2,523,499
(Increase) decrease in assets:			-
Accounts receivable	43,868	32,200	(0)
Prepaid expenses and other current assets	(15,936)	(2,841)	(18,988)
Increase (decrease) in liabilities:			-
Accounts payable	(9,312)	46,003	75,635
Accounts payable-affiliate	-	(196,695)	21,958
Accrued expenses	253,587	(58,947)	443,682
Deferred revenue	(10,000)	(3,284)	-
Cash used in operating activities	(332,902)	(723,957)	(4,291,009)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for software development	(58,338)	(176,973)	(1,232,762)
Cash paid for purchases of fixed assets	-	-	(23,781)
Cash used in investing activities	(58,338)	(176,973)	(1,256,543)

CASH FLOWS FROM FINANCING ACTIVITIES
Contributed capital received	-	(155)	1,170
Increase in notes payable	207,036	350,693	1,667,995
Purchase of common stock			388,873
Purchase of preferred stock	-	-	200,000
Conversion of Notes Payable to equity		200,155	200,000
Conversion of AP to equity	30,000		3,154,108
Cash provided by financing activities	237,036	550,693	5,612,146

Net increase in cash	(154,205)	(350,237)	64,593
Cash at beginning of year	218,798	371,392	-
Cash at end of year	$64,593	$21,155	$64,593

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$3,000	$-	$3,000
Cash paid for taxes	$-	$-	$-
Non-cash investing and financing activities:
Affiliate payable converted to equity	$552,904	$-	$774,862
Affiliate payable converted to note payable	$344,993	$344,993	$890,951

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

BLUE CALYPSO, INC. AND SUBSIDIARY

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

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

MARCH 31, 2013

(unaudited)

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

MARCH 31, 2013

(unaudited)

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

BLUE CALYPSO, INC. AND SUBSIDIARY

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

(unaudited)

2.  Summary of Significant Accounting Policies, continued

Loss per Share

We have presented basic loss per share, computed on the basis of the weighted average number of common shares outstanding during the year, and diluted loss per share, computed on the basis of the weighted average number of common shares and all potentially dilutive common shares outstanding during the year. Potential common shares result from stock options, vesting of restricted stock grants and convertible notes. However, for the years presented, all outstanding stock options, restricted stock grants and convertible notes are anti-dilutive due to the losses incurred. Anti-dilutive common stock equivalents of $9,070,855 and 4,915,325 shares were excluded from the loss per share computation for three months ended March 31, 2013 and 2012, respectively.

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

Concentrations of Credit Risk

Significant concentrations of credit risk may arise from the Company’s cash maintained in the bank.  The Company maintains cash in quality financial institution, however, at times, cash balance may exceed the federal deposit insurance limits (FDIC limits).  As of March 31, 2013 and 2012, the cash balance with the bank did not exceed the $250,000 FDIC limit.

Advertising and Marketing

The Company's advertising and marketing costs, which consist primarily of marketing and trade show costs, business development and printed promotional and sales presentation materials, are charged to expense when incurred.  The advertising and marketing expense was $19,470 and $4,535 for the three months ended March 31, 2013 and 2012, respectively.

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

BLUE CALYPSO, INC. AND SUBSIDIARY

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

(unaudited)

3.  Property and Equipment

Property and equipment consist of the following at March 31, 2013 and December 31, 2012:

	3/31/2013	12/31/2012
Office Equipment	$23,781	$23,781
Less: Accumulated depreciation	(8,417)	(7,153)
Net property and equipment	$15,364	$16,628

Depreciation expense was $1,264 and $1,189 for the three months ended March 31, 2013 and 2012, respectively.

4.  Intangibles

Intangible assets consist of the following at March 31, 2013 and December 31, 2012:

	3/31/2013	12/31/2012
Capitalized Software Development Costs	$1,334,745	$1,276,406
Less: Accumulated amortization	(419,923)	(352,957)
Net capitalized development costs	$914,822	$923,449

The capitalized software development costs include $-0- interest capitalized for the three months ended March 31, 2013 and 2012, respectively.  The amortization expense relating to the capitalized development costs was $66,965 and $54,152 for the three months ended March 31, 2013 and 2012, respectively.  Amortization for the next five years is estimated to be as follows:

2013	$264,952
2014	262,063
2015	221,762
2016	126,813
2017	36,862
Thereafter	2,370
Total	$914,822

5.  Income Tax Provision

The company’s income taxes are recorded in accordance with ASC 740 “Income Taxes”. The tax effects of the Company’s temporary differences that give rise to significant portions of the deferred tax assets as of March 31, 2013 and 2012 consisted of net operating losses totaling  $970,200 and $1,359,215 which were fully reserved. Deferred tax assets and liabilities are computed by applying the effective U.S. federal and state income tax rate to the gross amounts of temporary differences and other tax attributes.

BLUE CALYPSO, INC. AND SUBSIDIARY

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

(unaudited)

5.  Income Tax Provision, continued

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At March 31, 2013 and 2012, the Company believed it was more likely than not that future tax benefits from net operating loss carry-forwards and other deferred tax assets would not be realizable through generation of future taxable income and accordingly deferred tax assets are fully reserved.

6.  Long Term Debt - Notes Payable

On November 9, 2012, the Company entered into the exchange agreement with Aztec, pursuant to which the Company and Aztec agreed to exchange the Note and the Company's  existing accounts payable to Aztec for an 8% Convertible Note in the original principal amount of $545,958. The 8% Convertible Note is due on March 31, 2013. Pursuant to the exchange agreement, the Company agreed to register the shares of Common Stock issuable upon conversion of the 8% Convertible Note and an aggregate of 3,733,428 shares of Common Stock currently held by Aztec on or before December 31, 2012. The 8% Convertible Note is convertible into shares of the Company's Common Stock at a conversion price equal to the greater of: (i) $0.15 per share or (ii) the price per share at which Common Stock is sold in a subsequent financing. Upon effectiveness of the registration statement covering the resale of such shares, the 8% Convertible Note automatically convert into shares of the Company's Common Stock at the applicable conversion price.  Per the above agreement, the note converted to equity on February 12, 2013.

The note was determined to have an embedded beneficial conversion feature (“BCF”) under the provisions of FAS ASC 470-20, “Debt with Conversion and Other Options” based on the issue date market value of $0.40 per share and the exercise price of $0.15 per share.  In accordance with ASC 470-20, an embedded beneficial conversion feature shall be recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid capital.  A discount of $341,224 was recorded at issuance and amortization expense of $96,519 was recognized for the year ended December 31, 2012.   The note balance was $301,253 net of discount of $244,705 at December 31, 2012.  Amortization of the balance of the discount, $244,205 was recognized for the three months ended March 31, 2013.

On April 19, 2012, the Company entered into a securities purchase agreement with an existing stockholder (the “Buyer”), pursuant to which the Company issued (i) a senior secured 8% convertible debenture convertible into shares of the Company at $0.10 per share in the original aggregate principal amount of $35,000 and (ii) a warrant to purchase 6,500,000 shares of common stock at $0.10 per share, and the Buyer covenanted to purchase up to an additional $465,000 of senior secured convertible debentures in a series of four closings at such times as may be designated by the Company in its sole discretion through November 30,  2012.  The convertible debentures matured on November 30, 2012 and bear interest at a rate of 8%.   A discount of $416,528 was recorded for the warrant fair market value and amortization expense was fully recognized in the amounts of $416,528 and $0 for the three months ended December 31, 2012, and 2011, respectively.  The unamortized discount balance was $0 as of December 31, 2012 and December 31, 2011, respectively.  The outstanding principal of the convertible debentures was $465,000 as of December 31, 2012.  The debentures were determined to have an embedded beneficial conversion feature (“BCF”) under the provisions of FAS ASC 470-20, “Debt with Conversion and Other Options” based on the issue date market value of $0.71 per share and the exercise price of $0.10 per share.

BLUE CALYPSO, INC. AND SUBSIDIARY

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

(unaudited)

6.  Long Term Debt - Notes Payable, continued

In accordance with ASC 470-20, an embedded beneficial conversion feature shall be recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid capital.  A discount of $48,472 was recorded at issuance and amortization expense of $48,472 was recognized for the year ended December 31, 2012.  An additional $50,000 was loaned as part of this agreement during the three months ended March 31, 2012.  The note balance was $515,000 net of discount of $0 at March 31, 2013.

On November 15, 2012, the Company commenced a private offering of up to $3,000,000 of units at a purchase price of $50,000 per unit pursuant to the Securities Purchase Agreement dated November 15, 2012 (the “Purchase Agreement”). Each Unit consists of a 10% Convertible Debenture in the principal amount of $50,000 (the “Debenture”) and 12,500 shares of the Company’s common stock. The Debenture bears interest at a rate of 10% per annum, is due two years from the issuance date and is convertible into shares of the Company’s common stock at a conversion price of $0.20 per share. As of December 31, 2012, we have issued and sold an aggregate of 9 units totaling $450,000.  The debentures were determined to have an embedded beneficial conversion feature (“BCF”) under the provisions of FAS ASC 470-20, “Debt with Conversion and Other Options” based on the issue date market value of $0.40 per share and the exercise price of $0.20 per share.  In accordance with ASC 470-20, an embedded beneficial conversion feature shall be recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid capital.  A discount of $225,000 was recorded at issuance and amortization expense of $11,500 was recognized for the year ended December 31, 2012.  For the quarter ended March 31, 2013 an additional $150,000 of debentures were issued and a discount of $16,667 was recorded.  Additionally, amortization of $29,632 was recorded.  The note balance was $399,465 net of discount of $200,535 at March 31, 2013.

7.  Stockholders’ Equity (Deficit)

On June 13, 2012, the Company commenced a private placement of up to $10,000,000 of Units, at a purchase price of $1.00 per Unit. Each Unit consists of: (i) two shares of Common Stock and (ii) a warrant to purchase one share of the Company’s Common Stock (the “Warrant”). The Warrant is exercisable for a term of two years at an exercise price of $0.75 per share. As of October 14, 2012, the termination date of the offering, we issued and sold an aggregate of 445,000 Units in consideration of gross proceeds of $445,000. As a result, the Company issued an aggregate of 890,000 shares of common stock and warrants to purchase an aggregate of 890,000 shares of Common Stock.  WFG Investments, Inc. (“WFG”) acted as placement agent in connection with the Private Placement and received a commission equal to 10% of any subscriptions received and warrants to purchase 3% of the number of shares of common stock included in the Units sold in the Private Placement. As December 31, 2012, WFG received a cash fee of $44,500 and warrants to purchase 26,700 shares of common stock.

BLUE CALYPSO, INC. AND SUBSIDIARY

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

(unaudited)

7.  Stockholders’ Equity (Deficit), continued

In April 2012, the Company entered into a stockholder’s agreement with Andrew Levi, our Chief Technology Officer, whereby Mr. Levi agreed to place 25,000,000 shares of Common Stock held by him in escrow for a period of one year. In the event that the Company issues shares of Common Stock in a financing transaction or in connection with the hiring or retention of senior management or directors during such period of time, the corresponding number of escrowed shares will be cancelled and returned to the Company’s treasury.

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

Blue Calypso, Inc. is authorized to issue 685,000,000 shares of capital stock: 680,000,000 shares of common stock with voting rights at a par value of $.0001 and 5,000,000 shares of Series A Convertible Preferred Stock, also at $.0001 par value per share.  There were 125,135,112 shares of common stock issued and outstanding as of March 31, 2013.  There were 1,700,000 shares of preferred stock were issued and outstanding as of March 31, 2013.  The Company did not make or declare any distributions to shareholders during the quarters ended March 31, 2013 or March 31, 2012.

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

BLUE CALYPSO, INC. AND SUBSIDIARY

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

(unaudited)

7.  Stockholders’ Equity (Deficit), continued

Stock Options

During the three months ended March 31, 2013, the Company granted options to purchase 5,218,530 shares of the Company’s common stock to employees, non-employee board members and other consultants under the Plan.

During 2012 the Company granted options to purchase 9,873,543 shares of the Company’s common stock to employees, non-employee board members and other consultants under the Plan

The options vest under a number of different vesting schedules.  The fair value for the Company’s options were estimated at the date of grant using the Black-Scholes option pricing model with the weighted average assumptions as noted in the following table.  The Black-Scholes option valuation model incorporate ranges of assumptions for inputs, and those ranges are disclosed below.  Expected volatilities are based on similar industry-sector indices.

The expected life of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate assumption is based on market yield on U.S. Treasury securities at 5-year constant maturity,  quoted on investment basis determined at the date of grant.

Assumptions used for employee stock options:
Risk-free interest rate	.77 to .86%
Dividend yield	0%
Stock price volatility	20% - 37%
Expected life	5.75 years

Using the valuation assumptions noted above, the Company estimated the value of stock options granted to be $549,926 and $1,953,072  for the three months ended March 31, 2013 and 2012, respectively.  The 4,578,530 of the March 31, 2013 options were granted February 21, 2013 when the stock price was at $0.24 per share.  The value of these options is being amortized to stock-based compensation expense annually over their three year vesting period. The stock-based compensation expense recorded was $41,506 and $763,480 during the three months ended March 31, 2013 and 2012, respectively.      The following table summarizes the stock option activity as of March 31, 2013:

	Outstanding Options	Weighted Average Exercise Price

Balance, December 31, 2012	9,460,543	$0.2498
Granted	5,218,530	0.2383
Exercised	0	0
Cancelled	0	0
Balance, March 31, 2013	14,679,073	$0.2457
Exercisable at 3/31/13	7,546,659	$0.1982

Non-vested at 3/31/13	7,132,414	$0.2960

BLUE CALYPSO, INC. AND SUBSIDIARY

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

(unaudited)

Restricted Stock

The restricted stock granted prior to the reverse merger transaction, have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger.

The following table summarizes the restricted stock activity for the three months ended March 31, 2013:

Restricted Shares Activity:
Restricted shares issued as of December 31, 2012	13,456,667
Granted during three months ended March 31, 2013	0

Forfeited during three months ended March 31, 2013	0
Total Restricted Shares Issued at March 31, 2013	13,456,667
Vested at March 31, 2013	(160,412)
Unvested restricted shares as of March 31, 2013	13,296,255

A total of 13,285,842 shares were granted in 2012 and will vest 1/3 in the first year following the grant and the balance over the following 8 calendar quarters. The share based compensation expense was $0 for the three months ended March 31, 2013 and 2012, respectively.  Deferred income related to the 13,285,842 restricted shares granted in 2012 was $5,295,729 and will be recorded in the periods the restricted shares are vested.

8.  Related Party Transactions

Aztec Systems, Inc. (“Aztec”) was an affiliate of the Company that provided administrative and technical support services to the Company.  The majority owner of Aztec was also the majority stockholder of the Company until the date of sale of Aztec on June 15, 2012.

On November 9, 2012, the Company entered into an exchange agreement with Aztec, pursuant to which the Company and Aztec agreed to exchange its note payable to Aztec and the Company's  existing accounts payable to Aztec for an 8% Convertible Note in the original principal amount of $545,958. The 8% Convertible Note was due on March 31, 2013. Pursuant to the exchange agreement, the  Company agreed to register the shares of Common Stock issuable upon conversion of the 8% Convertible Note and an aggregate of 3,686,634 shares of Common Stock currently held by Aztec on or before December 31, 2012. The 8% Convertible Note was convertible into shares of the Company's Common Stock at a conversion price equal to the greater of: (i) $0.15 per share or (ii) the price per share at which Common Stock is sold in a subsequent financing. Upon effectiveness of the registration statement covering the resale of such shares, the 8% Convertible Note automatically converted into shares of the Company's Common Stock at the applicable conversion price. As per the above agreement, the 8% Convertible Note was converted to Common Stock on February 12, 2013 upon effectiveness of the Company's Registration Statement on Form S-1.

BLUE CALYPSO, INC. AND SUBSIDIARY

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

(unaudited)

9.  Liquidity-Going Concern

These financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the Company will need additional financing to continue to operate and fully implement its business plan.    Management believes that the current cash and revenue should fund the Company’s expected burn rate into the second quarter of 2013.  The Company will require additional funds to continue operations.

The Company completed a private placement on May 6, 2013 resulting in gross proceeds to the Company of $2,400,000; refer to the subsequent event Note 11.

The Company has accumulated losses from September 11, 2009 (inception) through March 31, 2013 of $8,296,537.

10.  Commitments and Contingencies

The Company leases office space under a month to month operating lease with no minimum future rental payments.  The operating lease does not involve contingent liabilities. Rental expense under the operating lease totaled $9,978 and $0 for the three months ended March 31, 2013 and 2012, respectively.

.

From time to time, the Company is involved in various legal matters in the ordinary course of business. In the opinion of management the ultimate liability, if any resulting from such legal matters will not have a material effect on the Company’s financial position or results of operations.

11.  Subsequent Events

The Company evaluated events or transactions occurring after March 31, 2013, the balance sheet date, through May 15, 2013, the date the financial statements were available to be issued, and determined any events or transactions which could impact the financial statements as of and for the three months ended March 31, 2013.

On May 6, 2013, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which it issued and sold a 10% Convertible Debenture in the principal amount of $2,400,000 (the “Debenture”) and 1,200,000 shares of common stock in consideration of gross proceeds to the Company of $2,400,000. The Debenture bears interest at a rate of 10% per annum, is due two years from the issuance date and is convertible into shares of the Company’s common stock at a conversion price of $0.25 per share.

On April 29, 2013, the Company entered into a series of agreements with the LMD, the holder of its 8% Senior Secured Convertible Debentures The Debentures were due on November 30, 2012. As of April 29, 2013, the aggregate amount outstanding under the Debentures, including all accrued and unpaid interest and fees, was $600,000. Pursuant to Amendment No. 1 to 8% Senior Secured Convertible Debentures, the conversion price of the Debentures was amended such that the aggregate amount outstanding under the Debentures will be convertible into an aggregate of 20,000,000 shares of the Company’s common stock. The issuance of the Conversion Shares will not result in any dilution to the existing stockholders of the Company as the Company’s Founder and Chief Technology Officer, Andrew Levi, has agreed to cancel and return to treasury 20,000,000 shares of common stock currently held by him in connection with this transaction. LMD also agreed to immediately terminate the Security Agreement dated April 19, 2012 by and between the Company, the Company’s subsidiaries and the LMD, the Intellectual Property Security Agreement dated April 19, 2012 by and between the Company, the Company’s subsidiaries and the LMD, and the Subsidiary Guarantee executed by the Company’s subsidiary, Blue Calypso, LLC, and all of the security interests created thereby. The maturity dates of the Debentures were extended to June 30, 2013.

BLUE CALYPSO, INC. AND SUBSIDIARY

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

(unaudited)

11.  Subsequent Events, continued

In connection with the Amendment to 8% Debentures, the Company and the LMD also agreed to amend the terms of certain warrants currently held by LMD. The Company agreed to extend the maturity date of the warrants originally issued to LMD in September 2011 to April 30, 2018 and to extend the anti-dilution protection of such warrants for the life of the warrants. Pursuant to Amendment to the Common Stock Purchase Warrant, the Company agreed to extend the maturity date of the warrants originally issued to the LMD in April 2012 to April 30, 2018 and to extend the anti-dilution protection of such warrants for the life of the warrants.

ITEM 2.  PLAN OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:

•	our ability to raise additional capital;
•	the absence of any operating history or revenue;
•	our ability to attract and retain qualified personnel;
•	market acceptance of our platform;
•	our limited experience in a relatively new industry;
•	regulatory and competitive developments;
•	intense competition with larger companies;
•	general economic conditions
•	failure to adequately protect our intellectual property;
•	technological obsolescence of our products and services;
•	technical problems with our products and services; and
•	loss or retirement of key executives, and
•	other factors set forth under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing.  Except as required by law, we assume no duty to update or revise our forward-looking statements.

Business Overview

We offer a patented social mobile advertising platform through which advertisers offer advertising content to our subscribers, who publicly endorse the products and services of these advertisers using their mobile smartphones as well as other internet enabled devices. Endorsers receive rewards and other incentives for each endorsement they make.

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

Revenue Recognition

 We recognize revenue in accordance with ASC 605, “Revenue Recognition” when persuasive evidence of an arrangement exists, and the fee is fixed or determinable, and delivery of the product has occurred or services have been rendered and collectability is reasonably assured. Revenue includes fees received from customers for advertising and marketing services provided by us and is recognized as earned when brand loyalists personally endorse and share the advertising campaigns with others in their digital social stream.

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

Results of Operations

Comparison of Three Months Ended March 31, 2013 and 2012

Net Loss.  For the three months ended March 31, 2013, we had a net loss of $970,200, as compared to a net loss of $1,359,215 for the three months ended March 31, 2012.  The decrease in net loss was primarily due the reduction in deferred compensation for stock options from $793,480 to $41,504.  This was offset by increases in general and administrative expenses and depreciation and amortization of $260,926 and $287,255, respectively and a decrease in sales and marketing expenses of $143,458.

Revenue.   Revenue for the three months ended March 31, 2013 was $10,000, as compared to $584 in revenues for the same period in 2012.  We are a development stage company and have had modest revenue to date.

Cost of Revenue.  Cost of revenue is primarily comprised of payments to endorsers for promoting advertiser content.  Our cost of revenue was $4,323 for the three months ended March 31, 2013, as compared to $92,707 for the same period in 2012.  The decrease was related to a planned effort to reduce endorser fees in the current period.

Sales and Marketing. For the three months ended March 31, 2013, sales and marketing expenses decreased by $117,468 to $125,957 as compared to the same period in 2012.  The decrease resulted  primarily from  a reduction in marketing staff.  Sales and marketing expense included the compensation and benefit expense of the four sales and marketing staff members as well as travel, entertainment and advertising expense directly attributable to the sales and marketing function.

General and Administrative.  For the three months ended March 31, 2013, general and administrative expenses were $445,451 as compared to $184,525 for the three months ended March 31, 2012.  Expenses included legal and professional expenses related to statutory filing process, patent legal and legal and accounting related to continued fund raising activities.  General and administrative expenses primarily consisted of contract labor, outside services and professional fees.

Other Operating Expenses.  Other operating expenses for the quarter ended March 31, 2013 were $41,506 versus $778,101 for the same period in 2012.  The decrease was due to non-cash deferred compensation expense related to stock options and restricted stock that vested in the current quarter.

Depreciation and Amortization. Depreciation and amortization expenses relate primarily to the amortization of capitalized software development.  The increase from $55,341 for the three months ended March 31, 2012 to $333,585 for the three months ended March 31, 2013 was due primarily to the amortization of loan discounts totaling $265,356.

Our development activities were outsourced to Aztec Systems, Inc., a company that was majority owned by Mr. Levi, our chief technology officer and a member of our board of directors prior to its sale in the second quarter of 2012.  Beginning in the third quarter of  2012, we established a subsidiary in Costa Rica that works on our software development.  For the quarter ended March 31, 2013, we incurred $58,148 of software development costs versus $173,537 for the quarter ended March 31, 2012, as we employ a more cost effective model.

Interest Expense.  Interest expense was $29,378 for the three months ended March 31, 2013 in comparison to $5,700 for the three months ended March 31, 2012.  The current period interest expense related to three (3) notes payable.  The first was to the related party, Aztec Systems, Inc (see footnote #8 in financial statements above).  The note has a per annum interest rate of 8% and was converted to equity on February 12, 2013.  The balance at March 31, 2013 was $-0-.  The second is for senior secured debentures to LMD Capital, LLC in the amount of $515,000 and the third was for debentures as part of our private placement beginning in Q4 2012.  The undiscounted balance at March 31, 2013 was $600,000.

Cash Flows

Comparison of Three Months Ended March 31, 2013 and 2012

Cash used in operating activities during the three months ended March 31, 2013 was $333,092 as compared to $718,256 for the three months ended March 31, 2012.  The change was due to an increase in accrued expenses of $266,853 and a reduction in accounts receivable of $43,868.

Cash used in investing activities during the three months ended March 31, 2013 was $58,148, as compared to $176,973 for the three months ended March 31, 2012.  This was attributed to reduced expenditures on the development of software related to a more efficient model.

During the three months ended March 31, 2013, cash provided by financing was $237,036, as compared to $544,993 for the same period in 2012.  During the current quarter, net cash of $150,000 was provided from our private placement of debentures and $50,000 was provided from the senior secured convertible debentures from LMD Capital, LLC.   This compares to the prior year when the Company secured cash from the sale of preferred stock of $200,000 and a note payable from its then affiliate, Aztec Systems totaling $344,993.

On May 6, 2013, we raised $2.4 million through the issuance of convertible debentures in the principal amount of $2.4 million in a private placement.  We expect these monies will provide adequate cash for operations for approximately twelve months,  thus mitigating the ongoing concern consideration over this period.

Going Concern Consideration

Our registered independent auditors have issued an opinion on our financial statements for the year ended December 31, 2012, which includes a statement describing our going concern status.  This means that there is substantial doubt that we can continue as an on-going business for the next 12 months unless we obtain additional capital to pay our bills and meet our other financial obligations.  Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, dispose of selective assets, and ultimately, generate additional revenue. The going concern opinion may also limit our ability to access certain types of financing, prevent us from obtaining financing on acceptable terms, and limit our ability to obtain new business due to potential customers’ concern about our ability to deliver products or services.  We must raise capital to implement our project and stay in business.

Liquidity and Capital Resources

We are a development stage company and have incurred cumulative losses of $8,332,736 since beginning operations on September 11, 2009.  At March 31, 2013, we had a cash balance of $66,593 and negative working capital of $432,149.

 On May 6, 2013, we entered into a Securities Purchase Agreement with an accredited investor pursuant to which we issued and sold a 10% Convertible Debenture in the principal amount of $2,400,000 (the “Debenture”) and 1,200,000 shares of common stock in consideration of gross proceeds to the Company of $2,400,000. The Debenture bears interest at a rate of 10% per annum, is due two years from the issuance date and is convertible into shares of tour common stock at a conversion price of $0.25 per share.

On April 29, 2013, we entered into a series of agreements with the holder of our 8% Senior Secured Convertible Debentures. The Debentures were due on November 30, 2012. As of April 29, 2013, the aggregate amount outstanding under the Debentures, including all accrued and unpaid interest and fees, was $600,000. Pursuant to Amendment No. 1 to 8% Senior Secured Convertible Debentures, the conversion price of the Debentures was amended such that the aggregate amount outstanding under the Debentures will be convertible into an aggregate of 20,000,000 shares of our common stock. The issuance of the Conversion Shares will not result in any dilution to our existing stockholders as our Founder and Chief Technology Officer, Andrew Levi, has agreed to cancel and return to treasury 20,000,000 shares of common stock currently held by him in connection with this transaction. The holder also agreed to immediately terminate the Security Agreement dated April 19, 2012 by and between us, our subsidiaries and the holder, the Intellectual Property Security Agreement dated April 19, 2012 by and between us, our subsidiaries and the holder, and the Subsidiary Guarantee executed by us, our  subsidiary, Blue Calypso, LLC, and all of the security interests created thereby. The maturity dates of the Debentures were extended to June 30, 2013.

In connection with the Amendment to 8% Debentures, we also agreed to amend the terms of certain warrants currently held by the holder of the 8% Debentures.  We also agreed to extend the maturity date of the warrants originally issued to the holder of the 8% Debentures in September 2011 to April 30, 2018 and to extend the anti-dilution protection of such warrants for the life of the warrants. Pursuant to Amendment to the Common Stock Purchase Warrant, we agreed to extend the maturity date of the warrants originally issued to the holder of the 8% Debentures in April 2012 to April 30, 2018 and to extend the anti-dilution protection of such warrants for the life of the warrants.

On February 12, 2013, The Company and Aztec completed the conversion of Aztec’s 8% Convertible Note in the amount of $545,958 into 3,686,634 shares of Common Stock of the Company.

On November 15, 2012, we commenced a private offering of up to $3,000,000 of units at a purchase price of $50,000 per unit pursuant to the Securities Purchase Agreement dated November 15, 2012 (the “Purchase Agreement”). Each Unit consists of a 10% Convertible Debenture in the principal amount of $50,000 (the “Debenture”) and 12,500 shares of the Company’s common stock. The Debenture bears interest at a rate of 10% per annum, is due two years from the issuance date and is convertible into shares of the Company’s common stock at a conversion price of $0.20 per share. As of March 31, 2013, we have issued and sold an aggregate of 12 units.

On November 9, 2012, we entered into an exchange agreement with Aztec, pursuant to which we agreed to exchange the Note and our  existing accounts payable to Aztec for an 8% Convertible Note in the original principal amount of $545,958. The 8% Convertible Note was due on March 31, 2013. Pursuant to the exchange agreement, we agreed to register the shares of Common Stock issuable upon conversion of the 8% Convertible Note and an aggregate of 3,639,732 shares of Common Stock currently held by Aztec on or before December 31, 2012. The 8% Convertible Note was convertible into shares of our Common Stock at a conversion price equal to the greater of: (i) $0.15 per share or (ii) the price per share at which Common Stock is sold in a subsequent financing. Upon effectiveness of the registration statement covering the resale of such shares, the 8% Convertible Note automatically converted into shares of the Company's Common Stock at the applicable conversion price.

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

ITEM 4 CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934), as amended (the “Exchange Act”) was carried out by us under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2013, our disclosure controls and procedures were not effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management, in consultation with our independent registered public accounting firm, concluded that material weaknesses existed as a result of our inability to sufficiently segregate conflicting duties. As additional resources and personnel become available we will implement appropriate procedures and segregation of duties to remedy any material weaknesses.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2013  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  unregistered sales of equity securities and use of proceeds.

On November 15, 2012, we commenced a private offering of up to $3,000,000 of units at a purchase price of $50,000 per unit pursuant to the Securities Purchase Agreement dated November 15, 2012 (the “Purchase Agreement”). Each Unit consists of a 10% Convertible Debenture in the principal amount of $50,000 (the “Debenture”) and 12,500 shares of the Company’s common stock. The Debenture bears interest at a rate of 10% per annum, is due two years from the issuance date and is convertible into shares of the Company’s common stock at a conversion price of $0.20 per share. As of March 31, 2013, we have issued and sold an aggregate of 12 units.

During the three months ended March 31, 2013, the Company granted options to purchase an aggregate of 5,218,530 shares of the Common Stock to certain officers, directors and employees of the Company pursuant to the Company’s 2011 Long-Term Incentive Plan. The options have a term of ten years and have exercise prices ranging from $0.22 - $0.24 per share.

During the three months ended March 31, 2013, the Company issued an aggregate of 88,676 shares of Common Stock as consideration for services rendered to the Company.

The foregoing securities were sold to a limited number of accredited investors, without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act and/or Rule 506 of Regulation D promulgated thereunder. The securities may not be transferred or sold absent registration under the Securities Act or the availability of an applicable exemption therefrom.

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
10.24

Exchange Agreement dated November 9, 2012 between Blue Calypso, Inc. and Aztec Systems, Inc. (incorporated by reference to Exhibit 10.24 to our Quarterly Report on Form 10-Q for the period ended September 30, 2012 filed with the Securities and Exchange Commission on November 19, 2012)

10.25

8% Convertible Note dated November 9, 2012 (incorporated by reference to Exhibit 10.24 to our Quarterly Report on Form 10-Q for the period ended September 30, 2012 filed with the Securities and Exchange Commission on November 19, 2012)

10.26

Amendment No. 1 to 8% Senior Secured Convertible Debentures between Blue Calypso, Inc. and the Holder dated April 29, 2013 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2013).

10.27

Amendment No. 2 to Common Stock Purchase Warrants between the Company and the Holder dated April 29, 2013 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2013).

10.28

Amendment No. 1 to Common Stock Purchase Warrant between the Company and the Holder dated April 29, 2013 (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2013).

10.29	Securities Purchase Agreement dated May 6, 2013 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2013).
10.30	10% Convertible Debenture dated May 6, 2013 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2013).
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

BLUE CALYPSO, INC.

Date:	May 15, 2013	By:	/s/ David S. Polster
		Name:	David S. Polster
		Title:	Chief Financial Officer

    Exhibit List

Exhibit Number	Description
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
10.24

Exchange Agreement dated November 9, 2012 between Blue Calypso, Inc. and Aztec Systems, Inc. (incorporated by reference to Exhibit 10.24 to our Quarterly Report on Form 10-Q for the period ended September 30, 2012 filed with the Securities and Exchange Commission on November 19, 2012)

10.25

8% Convertible Note dated November 9, 2012 (incorporated by reference to Exhibit 10.24 to our Quarterly Report on Form 10-Q for the period ended September 30, 2012 filed with the Securities and Exchange Commission on November 19, 2012)

10.26

Amendment No. 1 to 8% Senior Secured Convertible Debentures between Blue Calypso, Inc. and the Holder dated April 29, 2013 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2013).

10.27

Amendment No. 2 to Common Stock Purchase Warrants between the Company and the Holder dated April 29, 2013 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2013).

10.28

Amendment No. 1 to Common Stock Purchase Warrant between the Company and the Holder dated April 29, 2013 (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2013).

10.29	Securities Purchase Agreement dated May 6, 2013 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2013).
10.30	10% Convertible Debenture dated May 6, 2013 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2013).
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