Form 10-Q
period 2013-06-30
BLUE CALYPSO, INC.
filed 2013-08-29
CIK 1399587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000-53981

BLUE CALYPSO, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-8610073
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19111 North Dallas Parkway, Suite 200

Dallas Texas 75287

(Address of principal executive offices) (zip code)

(972) 695-4776

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No   ☒.

As of August 19, 2013, there were 153,289,171 shares of registrant’s common stock outstanding.

EXPLANATORY NOTE

This quarterly report contains the restated condensed consolidated balance sheet as of December 31, 2012 and the effects of the restated condensed consolidated statements of operations for the three months ended March 31, 2013 and from September 11, 2009 (date of inception) through March 31, 2013.  Refer to Note 3 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further detail.

On August 26, 2013, after consulting with the Company’s Audit Committee and with the Company’s newly appointed Independent Registered Public Accounting Firm, Marcum LLP, management changed its accounting for certain of the Company’s warrants previously issued in connection with preferred stock and common stock and conversion features related to previously issued convertible notes which were recorded in periods prior to the engagement of Marcum LLP in order to comply with US GAAP. Such warrants and the embedded conversion options should have been reflected as liabilities on the consolidated balance sheets included in the Company’s previously filed Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”) and the Quarterly Reports on Form 10-Q for the periods ended March 31, 2012,  June 30, 2012, September 30, 2012 and March 31, 2013 (the “Quarterly Reports”), rather than as a component of equity. In addition, management determined that the Company had not properly accreted compensation expense for certain restricted stock grants in 2012. Within the quarterly report as Form 10-Q, the company also corrected certain errors in our Condensed statement of Cash Flows for the six months ended June 30, 2012. As a result of this change in accounting treatment, the consolidated financial statements in the Annual Report and the Quarterly Reports should no longer be relied upon. The Company intends to file amendments to the Annual Report and the Quarterly Reports as soon as possible.

Specifically, the change in treatment of the warrants and the conversion feature embedded in certain convertible notes and the accretion of stock compensation will result in a change to the equity, and liability portions of the consolidated balance sheets at the aforementioned reporting dates and will result in a gain or loss on the fair value of the derivative liabilities and additional stock compensation expense which will impact results of operations and earnings (loss) per share as reported in our statement of operations for such periods.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

	ITEM 1	Financial Statements

		Condensed consolidated balance sheets as of June 30, 2013 (unaudited) and December 31, 2012	1

		Condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012 and for the period from September 11, 2009 (date of inception) through June 30, 2013 (unaudited)	2

		Condensed consolidated statement of stockholders’ deficiency for the six months ended June 30, 2013 (unaudited)	3

		Condensed consolidated statements of cash flows for the six months ended June 30, 2013 and 2012 and for the period from September 11, 2009 (date of inception) through June 30, 2013 (unaudited)	4

		Notes to condensed consolidated financial statements (unaudited)	5-16

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-24

	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

	ITEM 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	26
	ITEM 1A.	Risk Factors	27
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	ITEM 3.	Defaults Upon Senior Securities
	ITEM 4.	Mine Safety Disclosures
	ITEM 5.	Other Information
	ITEM 6.	Exhibits

	SIGNATURES		34

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLUE CALYPSO INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013 (Unaudited)	December 31, 2012 (Restated)

ASSETS
Current assets:
Cash and cash equivalents	$1,424,623	$218,798
Accounts receivable, net	5,000	43,868
Prepaid expenses	49,000	3,052
Total current assets	1,478,623	265,718

Property and equipment, net of accumulated depreciation of $9,606 and $7,153 as of June 30, 2013 and December 31, 2012, respectively	14,175	16,628

Capitalized software development costs, net of accumulated amortization of $487,161 and $352,957 as of June 30, 2013 and December 31, 2012, respectively	881,940	923,449
Deferred financing costs, net of amortization of $17,347 at June 30, 2013	217,153	-
Total assets	$2,591,891	$1,205,795

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$27,072	$84,947
Accrued liabilities	156,731	209,575
Deferred revenue	-	10,000
Convertible notes payable	-	465,000
Convertible notes payable-affiliate (net of discount of $-0- and $244,705 as of June 30, 2013 and December 31, 2012 respectively)	-	278,186
Conversion option liability	-	109,802
Warrant liabilities	2,429,715	10,854,204
Total current liabilities	2,613,518	12,011,714

Convertible notes payable, net of discount of $402,462 and $213,500 as of June 30, 2013 and December 31, 2012, respectively	2,597,538	236,500

Total liabilities	5,211,056	12,248,214
Commitments and contingencies

Stockholders' deficiency

Series A convertible preferred stock, par value $0.0001 per share (Authorized 5,000,000 shares; issued and outstanding 1,074,462 and 1,700,000 shares as of June 30, 2013 and December 31, 2012, respectively	107	170
Common stock, par value $0.0001 per share (Authorized 680,000,000 shares; issued and outstanding shares of 146,397,114 and 125,135,113 shares as of June 30, 2013 and December 31, 2012 respectively	14,640	12,514
Additional paid in capital	16,598,004	6,552,878
Deficit accumulated during development stage	(19,231,916)	(17,607,981)
Total stockholders' deficiency	(2,619,165)	(11,042,419)
Total liabilities and stockholders' deficiency	$2,591,891	$1,205,795

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

BLUE CALYPSO, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,		From September 11, 2009 (date of inception) Through June 30, 2013
	2013	2012	2013	2012
		(restated)		(restated)

REVENUE	$5,000	$176	$15,000	$760	$141,211
COST OF REVENUE	2,503	52,809	6,826	145,516	273,359
GROSS PROFIT (LOSS)	2,497	(52,633)	8,174	(144,756)	(132,148)

OPERATING EXPENSES
Sales and marketing	204,816	190,098	330,772	663,760	1,849,363
General and administrative	915,554	2,520,232	1,838,708	3,252,621	7,497,692

Depreciation and amortization	98,059	55,962	136,656	111,303	517,267
	1,218,429	2,766,292	2,306,136	4,027,684	9,864,322

LOSS FROM OPERATIONS	(1,215,932)	(2,818,925)	(2,297,962)	(4,172,440)	(9,996,470)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liabilities	(656,589)	2,417,965	7,559,629	1,991,386	(1,057,023)
Loss on settlement of debt	(5,459,582)	-	(5,459,582)	-	(5,459,582)
Interest expense	(1,089,725)	(578,809)	(1,426,020)	(594,071)	(2,718,841)
	(7,205,896)	1,839,156	674,027	1,397,315	(9,235,446)

NET LOSS	$(8,421,828)	$(979,769)	$(1,623,935)	$(2,775,125)	$(19,231,916)

Net loss per share:
Basic and Diluted	$(0.07)	$(0.00)	$(0.01)	$(0.02)

Weighted Average Shares Outstanding
Basic and Diluted	134,874,964	125,054,906	130,031,944	125,054,906

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

BLUE CALYPSO, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
For the six months ended June 30, 2013
(UNAUDITED)
						Accumulated Deficit During Development Stage	Total Stockholders' Deficiency
	Preferred Stock		Common Stock		Additional Paid-In Capital
	Shares	Amount	Shares	Amount
Balance - January 1, 2013 (restated)	1,700,000	$170	125,135,113	$12,514	$6,552,878	$(17,607,981)	$(11,042,419)
Return of Shares from Founder (1)			(3,686,634)	(369)			(369)
Conversion of Note Payable - Affiliate to Equity @ $0.15 (1)			3,686,634	369	552,994		553,363
Beneficial conversion feature associated with notes payable					16,667		16,667
Conversion of preferred shares to common shares @ $0.0679	(625,538)	(63)	9,213,636	921	(858)		-
Return of Shares from Founder			(12,886,346)	(1,289)			(1,289)
Conversion of notes payable and accrued interest into common stock @ $0.03			17,886,363	1,789	543,975		545,764
Shares issued to third party as debt discount in connection with notes payable @ $0.18			1,200,000	120	224,262		224,382
Shares issued as deferred financing costs in connection with notes payable @ $0.172			1,000,000	100	171,900		172,000
Shares issued for consulting services @ $0.231			486,401	49	112,451		112,500
Stock based compensation					78,226		78,226
Vesting of restricted shares @ $0.20			4,361,947	436	871,954		872,390
Reclassification of derivative liabilities to equity					4,027,945		4,027,945
Reclassification of warrants as derivative liabilities					(2,013,972)		(2,013,972)
Loss on debt modification of note payable					5,459,582		5,459,582
Net loss					-	(1,623,935)	(1,623,935)

Balance - June 30, 2013	1,074,462	$107	146,397,114	$14,640	$16,598,004	$(19,231,916)	$(2,619,165)

(1)(as restated - see note 3)

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

BLUE CALYPSO, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			From September 11, 2009 (date of inception) Through June 30, 2013
	Six months ended June 30,
	2013	2012
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,623,935)	$(2,775,125)	$(19,231,916)
Adjustments to reconcile net loss to net cash
used in operating activities:
Change in fair value of derivative liability	(7,559,629)	(1,991,386)	1,057,023
Loss on modification of warrants	1,027,381	-	1,027,381
Non-cash loss on settlement of notes payable	5,459,582	-	5,459,582
Depreciation and amortization	136,656	111,303	517,267
Amortization of deferred debt discount	308,722	569,247	1,564,291
Amortization of deferred financing costs	17,347	-	17,347
Stock based compensation	1,003,116	3,090,506	4,039,643
Changes in operating assets and liabilities
Accounts receivable	38,868	33,201	(5,000)
Prepaid expenses	(45,948)	17,878	(49,000)
Accounts payable	61,704	151,348	582,501
Accounts payable-affiliate	-	(183,896)	21,958
Accrued liabilities	(52,844)	(23,983)	156,731
Deferred revenue	(10,000)	(3,296)	-
Net cash used in operating activities	(1,238,980)	(1,004,203)	(4,842,192)

CASH FLOWS FROM INVESTING ACTIVITIES
Software development	(92,695)	(192,142)	(1,267,119)
Purchases of fixed assets	-	-	(23,781)
Net cash used in investing activities	(92,695)	(192,142)	(1,290,900)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	2,600,000	650,255	7,030,172
Fees paid to third party in connection with notes payable issuance	(62,500)	-	(62,500)
Sale of preferred stock for cash proceeds	-	200,000	200,000
Sale of common stock for cash proceeds	-	66,523	390,043
Net cash provided by financing activities	2,537,500	916,778	7,557,715

Net increase (decrease) in cash and cash equivalents	1,205,825	(279,567)	1,424,623
Cash and cash equivalents at beginning of period	218,798	371,393	-
Cash and cash equivalents at end of period	$1,424,623	$91,826	$1,424,623

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$63,510	$-	$63,510
Cash paid for taxes	$-	$-	$-
Non-cash investing and financing activities:
Conversion of notes payable and accounts payable -former affiliate to common stock	$532,892	$-	$954,850
Former affiliate payable converted to note payable	$-	$344,993	$545,958
Conversion of notes payable to common and preferred stock	$515,000	$-	$3,284,214
Conversion of accrued interest on notes payable to common stock	$59,579	$-	$59,579
Fair value of warrants issued in connection with preferred, common stock and notes payable	$-	$4,710,159	$15,889,449
Fair value of conversion option issued in connection with notes payable	$-	$-	$787,192
Reclassification of derivative liability to equity	$4,027,945	$-	$4,027,945
Reclassification of warrants as derivative liability	$2,013,972	$-	$2,013,972
Fair value of warrants issued in settlement of accounts payable	$-	$-	$45,206
Issuance of stockholder subscription receivable	$-	$120,000	$-

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

BLUE CALYPSO, INC. AND SUBSIDIARIES

  (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Blue Calypso, Inc. (a development stage company) (the “Company”) is engaged in the development and monetization of technology and intellectual property focused on digital word-of-mouth marketing and advertising. The Company has developed a patented platform which enables brands to leverage customer and employee relationships in order to increase brand loyalty and drive revenue.

The Company has been presented as a "development stage enterprise.” The Company’s primary activities since inception, have been the design and development of its products, negotiating strategic alliances and other agreements, and raising capital. The Company has not commenced its principal operations, nor has it generated significant revenues from its operations since inception.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of June 30, 2013, for the three and six months ended June 30, 2013 and 2012, and for the period from September 11, 2009 (inception) to June 30, 2013. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the operating results for the full year ending December 31, 2013.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The Company has not yet generated any significant revenues, and has incurred net losses since inception. As of June 30, 2013, the Company had cash and cash equivalents of $1,424,623  and a working capital deficit of $1,134,895. During the six months ended June 30, 2013, the Company used net cash in operating activities of approximately $1,240,000. The Company believes that its current cash on hand will be sufficient to fund its projected  operating requirements through December  2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company's primary source of operating funds since inception has been cash proceeds from the issuance of common shares and preferred shares to its initial investors, proceeds from the issuance of convertible secured debentures, the sale of common stock and debentures  in private placements and the issuance of common stock as payment of fees for services from third parties. The Company intends to raise additional capital through private debt and equity investors, but there can be no assurance that these funds will be available on terms acceptable to the Company, or will be sufficient to enable the Company to fully complete its development activities or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

BLUE CALYPSO, INC. AND SUBSIDIARIES

  (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(unaudited)

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS (continued)

Accordingly, the accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 3 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s Form 10-Q for the three months ended March 31, 2013, management changed its accounting for certain of the Company’s warrants previously issued in connection with preferred stock and common stock and conversion features related to previously issued convertible notes which were recorded in prior periods in order to comply with US GAAP. Such warrants and the embedded conversion options should have been reflected as derivative liabilities on the consolidated balance sheets included in the Company’s previously filed Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”) and the Quarterly Reports on Form 10-Q for the periods ended March 31, 2012,  June 30, 2012, September 30, 2012 and March 31, 2013 (the “Quarterly Reports”), rather than as a component of equity. In addition, management determined that the Company had not properly accreted compensation for certain shares of restricted stock granted in 2012. Within this quarterly report as Form 10-Q, the company also corrected certain errors within the condensed statements of Cash Flows for the six months ended June 30, 2012. As a result of this change in accounting treatment, the consolidated financial statements in the Annual Report and the Quarterly Reports should no longer be relied upon. The Company intends to file amendments to the Annual Report and the Quarterly Reports as soon as possible.

Specifically, the change in treatment of the warrants and the conversion feature embedded in certain convertible notes and accretion the of stock based compensation will result in a change to the equity, and liability portions of the consolidated balance sheets at the aforementioned reporting dates and will result in an increase in operating expenses and a gain or loss on the fair value of the derivative liabilities which will impact results of operations and earnings (loss) per share as reported in our statement of operations for such periods.

The effects of the revision on the accompanying balance sheet as of December 31, 2012 is summarized below:

Condensed Consolidated Balance Sheet
December 31, 2012

	As previously reported	Adjustment	Reference	As Restated

Assets	$1,205,795	$-		$1,205,795

Current liabilities:
Conversion option liability	-	109,802	(a)	109,802
Warrant liabilities	-	10,854,204	(a)	10,854,204
Other current liabilities	1,047,708	-		1,047,708
Total current liabilities	1,047,708	10,964,006		12,011,714

Long term debt:	236,500	-		236,500
Total liabilities	1,284,208	10,964,006		12,248,214

Stockholders' deficiency
Series A convertible preferred stock	170	-		170
Common stock	12,514	-		12,514
Additional paid in capital	10,251,657	(3,698,779)	(a)	6,552,878
Deferred compensation	(2,980,218)	2,980,218	(a)	-
Deficit accumulated during the development stage	(7,362,536)	(10,245,445)	(a)	(17,607,981)
Total stockholders’ deficiency	(78,413)	(10,964,006)		(11,042,419)

Total liabilities and stockholders' deficiency	$1,205,795	$-		$1,205,795

(a)     Reclassify cumulative effect of reclassifying warrants and conversion options with reset provisions as a liability and adjustment for accretion of stock based compensation.

BLUE CALYPSO, INC. AND SUBSIDIARIES

  (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(unaudited)

The effects of the above described adjustments resulted in a change in the net gain or loss for the three month period March 31, 2013, June 30, 2013, six month periods June 30, 2012. The inception to date through March 31, 2013.

				From September 11, 2009
	Three Months Ended	Three Months Ended	Six Months Ended	(inception) through
	March 31, 2013	June 30, 2012	June 30, 2012	March 31, 2013

Net Loss (as originally presented)	$(970,200)	$(2,683,089)	$(4,042,304)	$(8,332,736)
Change in general and administrative expenses	(436,194)	(145,398)	(145,398)	(1,453,479)
Change in fair value of derivative liabilities	8,216,218	2,417,965	1,991,386	(400,434)
Increase in interest expense related to derivative liabilities	(11,930)	(569,247)	(578,809)	(623,437)
Net gain or loss (as restated)	$6,797,894	$(979,769)	$(2,775,125)	$(10,810,086)

Net loss per share - basic and diluted (as restated)	$0.05	$(0.01)	$(0.02)

Net loss per share - diluted (as restated)	$0.03	$ n/a	$ n/a

Weighted average shares outstanding - basic	130,893,388	125,054,906	125,054,906

Weighted average shares outstanding diluted	204,722,215	125,054,906	125,054,906

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the recoverability and useful lives of long-lived assets, the fair value of the Company’s stock, stock-based compensation, fair values relating to warrant and other derivative liabilities, debt discounts and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

Reclassifications

Certain amounts in the prior period condensed consolidated financial statements have been reclassified for comparison purposes to conform to the presentation of the current period condensed consolidated financial statements. These reclassifications had no effect on the previously reported net loss.

BLUE CALYPSO, INC. AND SUBSIDIARIES

  (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(unaudited)

Net Loss per Share

The Company computes basic net income (loss) per share by dividing net income (loss) per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share as of June 30, 2013 and 2012 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	June 30, 2013	June 30, 2012
Convertible notes payable	12,600,000	1,282,051
Series A convertible preferred stock	15,823,184	25,036,820
Options to purchase common stock	14,679,073	9,543,210
Warrants to purchase common stock	32,495,753	31,642,818
Restricted stock units	13,456,667	13,456,667
Totals	89,054,677	80,961,566

Preferred Stock

Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. The Company classifies conditionally redeemable preferred shares, which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders’ deficiency.  As of June 30, 2013, the Company does not have any preferred shares subject to mandatory redemption outstanding.

Convertible Instruments

GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional, as that term is described under applicable GAAP.

When the Company has determined that the embedded conversion options should not be bifurcated from their host instruments, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption. The Company also records, when necessary, deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the preferred shares.

BLUE CALYPSO, INC. AND SUBSIDIARIES

  (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(unaudited)

Common Stock Warrants and Other Derivative Financial Instruments

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company's own stock. The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

The Company’s free standing derivatives consist of warrants to purchase common stock that were issued in connection with its private placement transactions (see Note 7) and embedded conversion options with convertible notes. The Company evaluated these derivatives to assess their proper classification in the condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012 using the applicable classification criteria enumerated under GAAP. The Company determined that certain common stock purchase warrants and the embedded conversion features do not contain fixed settlement provisions.  The exercise price of such warrants is subject to adjustment in the event that the Company subsequently issues equity securities or equity linked securities with exercise prices lower than the exercise price in these warrants. The convertible notes contained a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands.

As such, the Company was required to record the warrants and debt derivative which do not have fixed settlement provisions as liabilities and mark to market all such derivatives to fair value at the end of each reporting period.

The Company has adopted a sequencing policy that reclassifies contracts (from equity to assets or liabilities) with the most recent inception date first. Thus any available shares are allocated first to contracts with the most recent inception dates.

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period.  Stock-based compensation expense is recorded by the Company in the same expense classifications in the condensed consolidated statements of operations, as if such amounts were paid in cash.

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures the fair value of financial assets and liabilities based on the guidance of ASC 820 “Fair Value Measurements and Disclosures” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

BLUE CALYPSO, INC. AND SUBSIDIARIES

  (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(unaudited)

ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3— inputs that are unobservable based on an entity’s own assumptions, as there is little, if any, related market activity. (for example, cash flow modeling inputs based on assumptions)

Financial liabilities as of June 30, 2013 and December 31, 2012 measured at fair value on a recurring basis are summarized below:

	June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities	$2,429,715	$--	$--	$2,429,715

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities (as restated - see note 3)	$10,964,006	$--	$--	$10,964,006

The Company determined that the warrants issued in connection with certain financing transactions and certain conversion options related to convertible notes did not have fixed settlement provisions and are deemed to be derivative financial instruments, since the exercise prices were subject to adjustment based on certain subsequent equity issuances. Accordingly, the Company was required to record the warrants and conversion option as liabilities and mark all such derivatives to fair value each reporting period. Such instruments were classified within Level 3 of the valuation hierarchy.

The fair value of the warrants and the conversion options was calculated using a binomial lattice formula with the following weighted average assumptions during the three and six months ended June 30, 2013:

Dividend Yield	0.00%
Volatility	83.46% to 85.43%
Risk-free Interest Rate	0.30-1.41%
Term	1.1 – 4.0 years

The risk-free interest rate is the United States Treasury rate on the measurement date having a term equal to the remaining contractual life of the warrant. The volatility is a measure of the amount by which the Company’s share price has fluctuated or is expected to fluctuate. Since the Company’s common stock has not been publicly traded for a long period of time, an average of the historical volatility of comparative companies was used. The dividend yield is 0% as the Company has not made any dividend payment and has no plans to pay dividends in the foreseeable future.

BLUE CALYPSO, INC. AND SUBSIDIARIES

  (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(unaudited)

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the warrant liabilities. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s Chief Financial Officer, who reports to the Chief Executive Officer, determine its valuation policies and procedures.

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s Chief Financial Officer and are approved by the Chief Executive Officer.

Level 3 financial liabilities consist of the warrant liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

Significant observable and unobservable inputs include stock price, exercise price, annual risk free rate, term, and expected volatility, and are classified within Level 3 of the valuation hierarchy. An increase or decrease in volatility or interest free rate, in isolation, can significantly increase or decrease the fair value of the warrant. Changes in the values of the derivative liabilities are recorded as a component of other income (expense) on the Company’s condensed consolidated statements of operations.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis for the six months ended June 30, 2013:

Balance - Beginning of period (as restated - see note 3)	$10,964,006
Aggregate fair value of derivative instruments issued	3,053,283
Transfers out due to the expiration and modification of derivative aspect of financial instrument	(4,027,945)
Change in fair value of derivative liabilities	(7,559,629)

Balance - End of period	$2,429,715

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30, 2013	December 31, 2012
Capitalized Software Development Costs	$1,369,101	$1,276,406
Less: Accumulated amortization	(487,161)	(352,957)
Net capitalized development costs	$881,940	$923,449

BLUE CALYPSO, INC. AND SUBSIDIARIES

  (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(unaudited)

Amortization expense relating to the capitalized development costs was $67,238 and $54,152 for the three months ended June 30, 2013 and 2012, respectively and $134,203 and $108,925 for the six months ended June 30, 2013 and 2012, respectively. Amortization for the next five years is estimated to be as follows:

2013	$141,028
2014	274,769
2015	251,584
2016	159,933
2017	48,265
Thereafter	6,361
$881,940

NOTE 7 – NOTES PAYABLE

May 6, 2013 convertible debentures

On May 6, 2013, the Company issued a convertible debenture in exchange for cash proceeds of $2,400,000 (the “Debenture”).  The Debenture bears interest at a rate of 10% per annum, is due two years from the issuance date and is convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $0.25 per share.  In connection with the Debenture, the Company granted the note holder an aggregate of 1,200,000 shares of common stock with a grant date fair value of $254,400.  The aggregate grant date fair value of the common stock was applied to the principal amount of the Debentures to determine the debt discount. Accordingly, the Company allocated $224,382 of the proceeds to the relative fair value of the common stock on the grant date and recorded such amount as a debt discount on the date of the transaction.  During the three and six months ended June 30, 2013, the Company recognized $1,804 in amortization of the deferred debt discount relating to the Debenture.  In connection with the Debenture, the Company incurred fees payable to a third party aggregating $62,500, and issued an aggregate of 1,000,000 shares with a grant date fair value of $172,000 to a third-party.  Such amounts have been recognized as Deferred Financing Costs on the date of the transaction, and are being amortized over the term of the Debenture.   During the three and six months ended June 30, 2013, the Company recognized $17,347 in amortization of the deferred financing costs relating to the Debenture.

April 12, 2012 Senior Secured Convertible Debentures

From April 2012 through January 2013, the Company issued senior secured convertible debentures (the “Secured Convertible Debentures”) in exchange for an aggregate cash proceeds of $515,000 ($50,000 of which were received during the six months ended June 30, 2013). The  Secured Convertible Debentures bear interest at a rate of 8% per annum, were due June 30, 2013 and were originally convertible into shares of the Company’s common stock at the option of the holder at a conversion price of market on the trading day immediately preceding the date of determination.

The Company identified an embedded derivative related to a conversion option in the Secured Convertible Debentures. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivative as of the inception date of the Secured Convertible Debentures and to fair value as of each subsequent reporting date.

BLUE CALYPSO, INC. AND SUBSIDIARIES

  (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(unaudited)

At the inception of the Secured Convertible Debentures, the Company determined the aggregate fair value of $122,938 of embedded derivatives.

On April 29, 2013, the Company modified the Secured Convertible Debentures and accrued interest, in aggregate amount of $545,958 to a fixed conversion price of $0.03 per share and a maturity date of June 30, 2013.  In connection with the debt modification, the Company recorded a loss on debt modification of $5,459,582 representing the difference between the fair value of the aggregate shares issuable under the new conversion price and the original conversion terms of the Secured Convertible Debenture.

During the six months ended June 30, 2013, the holder of the Secured Convertible Debentures converted the aggregate principal amount of $515,000 and accrued interest and fees aggregating $85,000 into 20,000,000 shares of common stock.  Of these shares, 17,866,363 were issued as of June 30, 2013 and 2,113,637 were issued in July 2013. Concurrently with this transaction, a shareholder cancelled 12,886,346 shares of his common stock and returned them to the Company.

November 15, 2012 Unit Offering

On November 15, 2012, the Company commenced a private offering of up to $3,000,000 of units (the "Units") at a purchase price of $50,000 per unit pursuant to the securities purchase agreement dated November 15, 2012 (the “Purchase Agreement”). Each Unit consists of a 10% Convertible Debenture in the principal amount of $50,000 (the “10% Debenture”) and 12,500 shares of the Company’s common stock. The 10% Debenture bears interest at a rate of 10% per annum, is due two years from the issuance date and is convertible into shares of the Company’s common stock at a conversion price of $0.20 per share. Though December 31, 2012, we issued and sold an aggregate of 9 units totaling $450,000. The 10% Debentures were determined to have an embedded beneficial conversion feature (“BCF”) under the provisions of FAS ASC 470-20, “Debt with Conversion and Other Options” based on the issue date market value and the exercise price of $0.20 per share. In accordance with ASC 470-20, an embedded beneficial conversion feature shall be recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid capital. Accordingly, a discount of $225,000 was recorded at issuance. For the six months ended June 30, 2013 an additional $150,000 of 10% Debentures were issued and a discount of $16,667 was recorded. Amortization of approximately $60,000 was recorded during the six months ended June 30, 2013. The note balance was $420,116 net of discount of $179,884 at June 30, 2013.

NOTE 8 - WARRANT DERIVATIVE LIABILITIES

The Company issued warrants in conjunction with the issuance of convertible debentures and the sale of Series A Convertible Preferred and Common Stock.  These warrants contain certain reset provisions. Therefore, in accordance with ASC 815-40, the Company classified the fair value of the warrant as a liability at the date of issuance.  Subsequent to the initial issuance date, the Company is required to adjust the warrant to fair value as an adjustment to current period operations.

The Company recorded a gain (loss) on change in fair value of derivative liabilities of $7,559,629 and $1,991,396 for the six months ended June 30, 2013 and 2012, respectively and $2,417,965 and $(667,629) for the three months ended June 30, 2013 and 2012.

On April 19, 2013, the reset provisions of an aggregate of 22,091,310 warrants expired, Accordingly, the fair value at the date of expiration of $4,027,945 was reclassified from liabilities to equity.

BLUE CALYPSO, INC. AND SUBSIDIARIES

  (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(unaudited)

On April 29, 2013, in connection with an amendment to Secured Convertible Debentures, the Company reinstated the reset provisions of an aggregate of 11,045,655 warrants and extended their term from August 31, 2016 to April 30, 2018.  The fair value of the modified warrants of $3,041,343 was recorded as a liability with $2,013,972 reclassified from equity (based on original terms) and $1,027,381 charged to current period interest (based on term modifications). The fair values were determined using the binomial lattice model.

NOTE 9 – STOCKHOLDERS’ DEFICIENCY

Common Stock

In May 2013, 625,538 shares of the Company’s Series A Convertible Preferred Stock were converted into an aggregate of 9,213,636 shares of common stock at the stated conversion price of $0.0679 per share.

During the six months ended June 30, 2013, the Company issued 486,401 shares of common stock to consultants valued at approximately $112,500 for services previously rendered.

Stock Options

During the six months ended June 30, 2013, the Company granted options to purchase an aggregate of 4,968,530 shares of common stock to certain employees and directors. These options vest over a 2 to 3 year period, have a term of 10 years, and contain an exercise price of $0.24 per share. The options had an aggregate grant fair date value of $522,749.

During the six months ended June 30, 2013, the Company granted options to purchase an aggregate of 250,000 shares of common stock to certain consultants. These options vest over a 3 year period, have a term of 10 years, and contain an exercise price of $0.24 per share. The options had an aggregate grant date fair value of $26,500.

Option valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from an index of historical stock prices of comparable entities until sufficient data exists to estimate the volatility using the Company’s own historical stock prices. Management determined this assumption to be a more accurate indicator of value. The Company accounts for the expected life of options in accordance with the “simplified” method which enables the use of the simplified method for “plain vanilla” share options as defined in Staff Accounting Bulletin No. 107. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.  The fair value of stock-based payment awards during the three and six months ended June 30, 2013 was estimated using the Black-Scholes pricing model with the following assumptions as follows:

Risk-free interest rate	0.25%
Dividend yield	0%
Stock price volatility	75%
Expected life	2 years

In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the number of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period. The Company estimated forfeitures related to option grants at a weighted average annual rate of  0% per year, as the Company does not yet have adequate historical data, for options granted during the six months ended June 30, 2013 and 2012, respectively.

BLUE CALYPSO, INC. AND SUBSIDIARIES

  (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(unaudited)

The stock-based compensation expense related to option grants was $41,506 and $763,480 during the three months ended June 30, 2013 and 2012 (as restated - see note 3), respectively and $78,228 and $2,945,108 during the six months ended June 30, 2013 and 2012 (as restated - see note 3).

The following table summarizes the stock option activity for the six months ended June 30, 2013:

			Weighted Average Remaining Contractual Term (years)
		Weighted
		Average		Aggregate Intrinsic Value
	Options	Exercise Price
Outstanding, January 1, 2013	9,460,543	$0.25
Granted	5,218,530	$0.24
Outstanding, June 30, 2013	14,679,073	$0.26	9.1	$504,438
Exercisable,June 30, 2013	7,894,992	$0.20	8.8	$453,084

As of June 30, 2013, stock-based compensation of $2,283,953 remains unamortized and is expected to be amortized over the weighted average remaining period of 2.2 years.

Restricted Stock

The following table summarizes the restricted stock activity for the six months ended June 30, 2013:

Restricted shares issued as of December 31, 2012	13,456,667
Granted during six months ended June 30, 2013	-
Forfeited during six months ended June 30, 2013	-
Total Restricted Shares Issued at June 30, 2013	13,456,667
Vested at June 30, 2013	(4,522,359)
Unvested restricted shares as of June 30, 2013	8,934,308

Stock based compensation expense related to restricted stock grants was $436,194 and $145,398 for the three months ended June 30, 2013 and 2012 (as restated - see note 3), respectively; and $872,388 and $145,398 for the six months ended June 30, 2013 and 2012 (as restated - see note 3) respectively. As of June 30, 2013, the stock-based compensation relating to restricted stock of $3,503,845 remain unamortized and is expected to be amortized over the remaining period of approximately 2 years.

NOTE 10 – RELATED PARTY TRANSACTIONS

Aztec Systems, Inc. (“Aztec”) was an affiliate of the Company that provided administrative and technical support services to the Company.  The majority owner of Aztec was also the majority stockholder of the Company until the date of sale of Aztec on June 15, 2012.  During the six months ended June 30, 2013, Aztec converted convertible debentures aggregating $522,891 and accrued interest aggregating $30,103 into 3,686,864 shares of common stock. Concurrently with this issuance a shareholder cancelled 3,686,864 shares of his common stock and returned them to the company. During the six and three months ended June 30, 2013, the company recorded amortization of the debt discount relating to this note aggregating approximately $245,000.

BLUE CALYPSO, INC. AND SUBSIDIARIES

  (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(unaudited)

NOTE 11 – COMMITMENTS AND CONTINGENCIES

In the normal course of business the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Legal fees for such matters are expensed as incurred and we accrue for adverse outcomes as they become probable and estimable.

NOTE 12 – SUBSEQUENT EVENTS

Management has evaluated subsequent events or transactions occurring through the date on which the condensed consolidated financial statements were issued.

On July 25, 2013,  the Company entered into a Settlement Agreement and a License Agreement with MyLikes, Inc. to resolve the patent litigation that was pending in the U.S. District Court for the Eastern District of Texas, Tyler Division (Blue Calypso, Inc. v. MyLikes Inc. Case Nos. 6:12-CV-838, 6:13-cv-00376, 6:13-cv-00428 and 6:13-cv-00457). Pursuant to the Settlement Agreement and License Agreement, MyLikes has agreed to pay the Company the equivalent of a 3.5% royalty for use of the Company’s patents.

On August 16, 2013, the Company dismissed its patent infringement action against Living Social, Inc. (Civil Action No. 2:12cv518-JRG United States District Court for the Eastern District of Texas) pursuant to the terms of an otherwise confidential settlement and license agreement.

Subsequent to June 30, 2013, the Company issued an aggregate of 4,777,526 shares of common stock to an investor for the conversion of 324,394 shares of Series A Convertible Preferred Stock.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

 Recent Developments

On May 6, 2013, we entered into a securities purchase agreement with an accredited investor pursuant to which we issued and sold a 10% Convertible Debenture (the "Debenture") in the principal amount of $2,400,000 and 1,200,000 shares of our common stock in consideration of gross proceeds of $2,400,000. The Debenture bears interest at a rate of 10% per annum, is due two years from the issuance date and is convertible into shares of our common stock at a conversion price of $0.25 per share.

We initiated litigation in the United States District Court, Eastern District of Texas, against Groupon, Inc., Living Social, Inc., YELP, Inc., IZEA, Inc., MyLikes Inc., and Foursquare Labs, Inc. for patent infringement of two of our patents (U.S. Patent Nos. 7,664,516 and 8,155,679), which cover peer-to-peer advertising.  We subsequently amended our complaints to add claims of infringement on our three other patents (U.S. Patent Nos. 8,438,055, 8,452,646, and 8,457,670.  A summary of each of the cases is set forth below. With the payment of all maintenance fees, all of our patents will expire on December 27, 2024.

On July 31, 2012, we filed a patent infringement complaint against Groupon, Inc. (Case No. 6:2012-cv-00486) alleging infringement of two of our patents, 7,664,516 and 8,155,679, focused on our peer-to-peer marketing technology. The complaint was filed in the U.S. District Court in the Eastern District of Texas, Tyler Division.  On April 26, 2013, the Court issued a Scheduling Order setting the Markman hearing for November 7, 2013 and trial for July 9, 2014.  On June 13, 2013, we moved to amend our complaint and add claims for infringement by Groupon of three additional patents, U.S Patent 8,438,055, U.S. Patent No. 8,452,646 and U.S. Patent 8,457,670.  On July 19,  2013, the Court granted our motion.  In addition, the Court extended the Markman hearing date to February 5, 2014 and the trial date to October 6, 2014 as a result of the three additional patents being added to the case.  The case is presently in the early stages of discovery.

On August 24, 2012, we filed a patent infringement complaint against Living Social, Inc. (Case No. 2:2012-cv-00518) alleging infringement of two of our patents, U.S Patent 7,664,516 and U.S Patent 8,155,679. The complaint was filed in the U.S. District Court in the Eastern District of Texas, Marshall Division.  In March 2013, the Court issued a Scheduling Order setting the Markman hearing date for August 27, 2013 and trial for August 7, 2014. On June 14, 2013, we amended our complaint and added claims for infringement by LivingSocial of three additional patents, U.S Patent No. 8,438,055, U.S. Patent No. 8,452,646 and U.S. Patent 8,457,670.  Living Social had until August 19, 2013 to file an amended answer, affirmative defenses and any counterclaims related to the amended complaint.  We provided our preliminary infringement contentions for all five asserted patents on June 25, 2013.  The parties are to file proposals for a case schedule on or before August 29, 2013. As a result of the addition of the additional patents to the case, the Markman hearing was extended until February 11, 2014 as to all patents.  A pretrial conference is set for September 25, 2014 with jury selection to follow on October 6, 2014.  On August 16, 2013, we dismissed our patent infringement action against Living Social pursuant to the terms of an otherwise confidential settlement and license agreement.

On October 17, 2012, we filed patent infringement complaints against YELP, Inc. (Case No. 6:2012-cv-00788) and IZEA, Inc. (Case No. 6:2012-cv-00786) The suits allege infringement of two of our patents, 7,664,516 and 8,155,679. The complaints were filed in the U.S. District Court in the Eastern District of Texas, Tyler Division.  On April 26, 2013, the Court issued a Scheduling Order setting the Markman hearing for November 7, 2013 and trial for July 9, 2014.  On June 13, 2013, we moved to amend our complaint and add claims for infringement by Yelp and IZEA of three additional patents, U.S Patent 8,438,055, U.S. Patent No. 8,452,646 and U.S. Patent 8,457,670.  On July 19,  2013, the Court granted our motion.  In addition, the Court extended the Markman hearing date to February 5, 2014 and the trial date to October 6, 2014 due to the addition of the three new patents to the case.  The cases are presently in the early stages of discovery.

On November 6, 2012, we filed patent infringement complaints against MyLikes (Case No. 6:2012-cv-00838) and Foursquare (Case No. 6:2012-cv-00837). The suits allege infringement of two of our patents, 7,664,516 and 8,155,679. The complaints were filed in the U.S. District Court in the Eastern District of Texas, Tyler Division.  On April 26, 2013, the Court issued a Scheduling Order setting the Markman hearing for November 7, 2013 and trial for July 9, 2014.  On June 13, 2013, we moved to amend our complaint and add claims for infringement by MyLikes and Foursquare of three additional patents, U.S Patent 8,438,055, U.S. Patent No. 8,452,646 and U.S. Patent 8,457,670.  On July 19,  2013, the Court granted our motion.  In addition, the Court extended the Markman hearing date to February 5, 2014 and the trial date to October 6, 2014 due to the addition of the three new patents to the case.  In an ancillary action, Foursquare filed a declaratory judgment action against us in the Southern District of New York that alleged that U.S Patent 8,438,055, U.S. Patent No. 8,452,646 and U.S. Patent 8,457,670 were not infringed and were invalid.  That case was transferred to the Eastern District of Texas on August 2, 2013.  On July 23, 2013, we entered into a settlement agreement and license agreement with MyLikes to resolve the case. MyLikes agreed to pay us the equivalent of a 3.5% royalty for the use of our patents. The case against MyLikes was subsequently dismissed on July 31, 2013.  The case against Foursquare is presently in the early stages of discovery.

                The court dockets for each case, including the parties’ briefs are publicly available on the Public Access to Court Electronic Records website, or PACER, www.pacer.gov, which is operated by the Administrative Office of the U.S. Courts.

Business Overview

We are engaged in the innovation, development and monetization of technology and intellectual property focused on digital word-of-mouth marketing and advertising. We have developed a patented platform which enables brands to leverage customer and employee relationships in order to to increase brand loyalty and drive revenue. Our intellectual property portfolio consists of five patents and four pending patent applications that cover methods and systems for communicating advertisements and electronic offers between communication devices, including mobile and desktop devices. All of our patents and patent applications have been developed internally by our Founder and Chief Technology Officer, Andrew Levi, and our Director of Innovation, Bradley Bauer, and assigned to our wholly owned subsidiary, Blue Calypso, LLC.

We have developed a proprietary technology platform that facilitates the delivery of advertising campaigns, content and promotions across social media channels using multiple device types. Our technology facilitates the connection of brands to consumers and matches them using attributes such as geo-location or demographic profile. Our platform tracks performance, monitors engagement and deploys robust analytics that deliver acute insight regarding the return on investment of our client’s promotions. Our technology is designed to help clients spread their marketing messages, acquire new customers, increase awareness and drive product sales. Campaigns facilitated through our platform can encourage consumers to learn more about our client’s products and watch promotional videos about particular products. Our platform can also assist in increasing “likes” on Facebook, followers on Twitter encouraging consumers to join our client’s email lists. All of this is accomplished by encouraging advocates of a company to interact and personalize messages to people that they think would like to hear about a particular brand or product. Our clients are able to thank advocates for sharing, including offering incentives, coupons and other perks to advocates who share. Our technology platform creates multiple opportunities for companies to interact with their most vocal brand advocates and reward them for their loyalty.

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

Use of Estimates

                           The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the recoverability and useful lives of long-lived assets, the fair value of the Company’s stock, stock-based compensation, fair values relating to warrant and other derivative liabilities, debt discounts and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

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

Stock-Based Compensation

We measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period.  Stock-based compensation expense is recorded by the Company in the same expense classifications in the condensed consolidated statements of operations, as if such amounts were paid in cash.

Restatement of Previously Issued Financial Statements

This quarterly report contains the restated condensed consolidated balance sheet as of December 31, 2012 and the effects of the restated condensed consolidated statements of operations for the three months ended June 30, 2012, for the three months ended March 31, 2013 and from September 11, 2009 (date of inception) through March 31, 2013.  Refer to Note 3 of the Notes to the accompanying Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further detail.

On August  26, 2013, after consulting with the Company’s Audit Committee and with the Company’s newly appointed Independent Registered Public Accounting Firm, Marcum LLP, management change its accounting for certain of the Company’s warrants previously issued in connection with preferred stock and common stock and conversion features related to previously issued convertible notes which were recorded in periods prior to the engagement of Marcum LLP in order to comply with US GAAP. Such warrants and the embedded conversion options should have been reflected as liabilities on the consolidated balance sheets included in the Company’s previously filed Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”) and the Quarterly Reports on Form 10-Q for the periods ended March 31, 2012,  June 30, 2012, September 30, 2012 and March 31, 2013 (the “Quarterly Reports”), rather than as a component of equity. In addition, management determined that the Company had not properly accreted compensation expense for certain restricted stock grants in 2012.  As a result of this change in accounting treatment, the consolidated financial statements in the Annual Report and the Quarterly Reports should no longer be relied upon. The Company intends to file amendments to the Annual Report and the Quarterly Reports as soon as possible.

Specifically, the change in treatment of the warrants and the conversion feature embedded in certain convertible notes and the accretion of stock compensation will result in a change to the equity, and liability portions of the consolidated balance sheets at the aforementioned reporting dates and will result in a gain or loss on the fair value of the derivative liabilities and additional stock compensation expense which will impact results of operations and earnings (loss) per share as reported in our statement of operations for such periods.

Comparison of Three Months Ended June 30, 2013 and 2012

Results of Operations

Net Loss.  For the three months ended June 30, 2013, we had a net loss of $8,421,828, as compared to a net loss of $979,769 for the three months ended June 30, 2012. The increase in net loss resulted primarily from: 1)  changes in the fair value of our warrant liabilities; 2) a one-time interest cost on warrant term modification of $1,027,381 charged to current period interest; and  3)  a loss on debt settlement of $5,459,582.

Revenue.   Revenue for the three months ended June 30, 2013 was $5,000, as compared to $176 in revenues for the same period in 2012.  We are a development stage company and have had modest revenue to date.

Cost of Revenue.  Our cost of revenue was $2,503 for the three months ended June 30, 2013, as compared to $52,809 for the same period in 2012. Cost of revenue for the three months ended June 30, 2012 was primarily comprised of payments to endorsers for promoting advertiser content.  The decrease was related to elimination of endorser fees in the current period under our new commercial model.

Sales and Marketing.  For the three months ended June 30, 2013, sales and marketing expenses increased by $14,718 to $204,816 as compared to the same period in 2012. Sales and marketing expenses were lower in the later part of 2012 and into 2013 but have been increased to 2012 levels. Sales and marketing included the compensation and benefit expense of the four sales and marketing staff members as well as travel, entertainment and advertising expense directly attributable to the sales and marketing function.

General and Administrative.  For the three months ended June 30, 2013, general and administrative expenses were $915,554 as compared to $2,520,232 for the three months ended June 30, 2012.  This was primarily associated with stock compensation associated with certain vested stock incentives during the three months ended June 30, 2012.

Depreciation and Amortization. Depreciation and amortization expenses relate primarily to the amortization of capitalized software development.  Depreciation and amortization expenses were $98,059 for the three months ended June 30, 2013 as compared to $55,962 for the three months ended June 30, 2012, representing an increase of $42,097 which was due primarily to increased investment in software development of our systems platform.

 For the quarter ended June 30, 2013, we incurred $47,453 of software development costs of which $34,546 was capitalized as it was associated with improvements to our commercial platform. This compares to $18,604 of capitalized software development costs for the quarter ended June 30, 2012, as we had reduced our development efforts for the period to conserve cash reserves. In the quarter ended June 30, 2012, our development activities were outsourced to Aztec Systems, Inc., a company that was majority owned by Mr. Levi, our chief technology officer and a member of our board of directors prior to its sale in the second quarter of 2012.

Change in fair value of derivative liabilities.  We issued warrants and convertible debt that contain certain reset provisions in connection with financing and debt settlements.  As such, we are required to record these reset provisions as a liability and mark them to market each reporting period.  For the three months ended June 30, 2013, we recorded a loss of $667,629 in change in the fair value of these reset provisions versus a gain for the three months ended June 30, 2012 of $2,417,965.

Interest Expense.  Interest expense was $1,384,713 for the three months ended June 30, 2013 as compared to $578,809 for the three months ended June 30, 2012.  The primary increase in interest cost was from a one-time interest cost on warrant term modification of $1,027,381 charged to current period interest. In addition, increases in interest expense were attributable to the issuance of a 10% Convertible Debenture in the principal amount of $2,400,000 on May 6, 2013 and the issuance of 10% Convertible Debentures in the aggregate principal amount of $600,000 between November 15, 2012 and March 27, 2013.

Loss on settlement of debt – During the six months ended June 30, 2013, we modified the terms of a convertible debenture aggregating $515,000 and accrued interest aggregating $30,948.  In connection with the settlement, the Company incurred a loss on settlement of debt of $5,459,582 during the three months ended June 30, 2013.

 Comparison of Six Months Ended June 30, 2013 and 2012

Results of Operations

Net Income (Loss).  For the six months ended June 30, 2013, we had net loss of $1,623,935 as compared to a net loss of $2,775,125 in the six months ended June 30, 2012. The largest contributors to the loss were a gain attributed to the fair value of our derivative liabilities offset by the loss on the settlement of debt of $5,459,582 and a one-time interest cost on the warrant term modification of $1,027,381 charged to current period interest.

Revenue.   Revenue for the six months ended June 30, 2013 was $15,000, as compared to $760 in revenues for the same period in 2012.  We are a development stage company and have had modest revenue to date.

Cost of Revenue.  Our cost of revenue was $6,826 for the six months ended June 30, 2013, as compared to $145,516 for the same period in 2012. Cost of revenue for the six months ended June 30, 2012 was primarily comprised of payments to endorsers for promoting advertiser content.  The decrease was related to elimination of endorser fees in the current period under our new commercial model.

Sales and Marketing. For the six months ended June 30, 2013, sales and marketing expenses decreased by $332,988 to $330,772 as compared to the same period in 2012.   Sales and marketing expense includes the compensation and benefit expense of the four sales and marketing staff members as well as travel, entertainment and advertising expense directly attributable to the sales and marketing function. Last year had higher stock option expense of $217,526.

General and Administrative.  For the six months ended June 30, 2013, general and administrative expenses decreased by $1,413,913 to $1,838,708 as compared to the six months ended June 30, 2012. Expenses decreased in the current period related to the compensation and vested stock incentives expenses of the Company’s CEO and CTO. There were no expenses for these salaries in the prior year, as these employees were hired in the 3rd quater of 2012. As such this accounts for an increase of $286,282 over the prior year.  The preceding increase is offset by stock incentives in the previous year that were higher by $1.8 million associated with the recruitment of the Company's new CEO.

Depreciation and Amortization. Depreciation and amortization expenses relate primarily to the amortization of capitalized software development.  Depreciation and amortization expenses were $136,656 for the six months ended June 30, 2013 as compared to $111,303 for the six months ended June 30, 2012, representing an increase of $25,353 which was due primarily to an increase due to additional capitalized software during the period.

Change in fair value of derivative liabilities. We issued warrants and convertible notes that contain certain reset provisions in connection with financing and debt settlements.  As such, we are required to record these reset provisions as a liability and mark them to market each reporting period.  For the six months ended June 30, 2013, we recorded a gain of $7,559,629 in change in the fair value of these reset provisions versus. a gain for the six months ended June 30, 2012 of $1,991,386.

 Interest Expense.  Interest expense was $1,426,021 for the six months ended June 30, 2013 as compared to $594,071 for the six months ended June 30, 2012.  The primary increase in interest cost was from a one-time interest cost on warrant term modification of $1,027,381 charged to current period interest. In addition, the increase in interest expense was also attributable to the issuance of a 10% Convertible Debenture in the principal amount of $2,400,000 on May 6, 2013, the issuance of 8% Senior Secured Convertible Debentures in the aggregate principal amount of $600,000 between April 19, 2012 and February 4, 2013, and the issuance of 10% Convertible Debentures in the aggregate principal amount of $600,000 between November 15, 2012 and March 27, 2013.

Loss on settlement of debt – During the six months ended June 30, 2013, we modified the terms of 8% Senior Secured Convertible Debentures aggregating $515,000 and accrued interest aggregating $30,948.  In connection with the modification, the Company incurred a loss on settlement of debt of $5,459,582 during the six months ended June 30, 2013.

Cash Flows

Net Cash used in operating activities during the six months ended June 30, 2013 was $1,238,980 as compared to $1,004,203 for the six months ended June 30, 2012. Cash used in operations for the six months ended June 30, 2013 were comprised of: a net loss of $1,623,935 offset by non-cash changes in the fair value of our warrant liabilities of $7,559,629; a one-time interest cost on warrant term modification of $1,027,381; a loss on the modification of the Secured Convertible Debentures of $5,459,582 and stock based compensation expenses of $950,616.

Net Cash used in investing activities during the six months ended June 30, 2013 was $92,695, as compared to $192,142 for the six months ended June 30, 2012. This decrease was attributable to reduced expenditures on the development of our software platform related to a more cost effective operating model.

During the six months ended June 30, 2013, net cash provided by financing was $2,537,500, as compared to $916,778 for the same period in 2012.  During the six months ended June 30, 2013, net cash of $2,537,500 was provided from issuance of convertible debentures.

Off Balance Sheet Arrangements

None

Liquidity and Capital Resources

The Company has not yet generated any significant revenues, and has incurred net losses since inception. As of June 30, 2013, the Company had cash and cash equivalents of $1,424,623 and a working capital deficit of $1,134,895. During the six months ended June 30, 2013, the Company used net cash in operating activities of approximately $1,240,000. The Company believes that its current cash on hand will be sufficient to fund its projected operating requirements through December 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company's primary source of operating funds since inception has been cash proceeds from the issuance of common shares and preferred shares to its initial investors, proceeds from the issuance of convertible secured debentures, the sale of common stock and debentures in private placements and the issuance of common stock as payment of fees for services from third parties. The Company intends to raise additional capital through private debt and equity investors, but there can be no assurance that these funds will be available on terms acceptable to the Company, or will be sufficient to enable the Company to fully complete its development activities or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Accordingly, the accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

On November 9, 2012, we entered into an exchange agreement with Aztec Systems, pursuant to which we agreed to exchange our note payable to Aztec Systems in the principal amount of $368,059.24 and our existing accounts payable to Aztec Systems for an 8% Convertible Note in the original principal amount of $545,958. The 8% Convertible Note was due on March 31, 2013. During the six months ended June 30, 2013, this note converted into 3,686,634 shares of our common stock.

On November 15, 2012, we commenced a private offering of up to $3,000,000 of units at a purchase price of $50,000 per unit pursuant to the Securities Purchase Agreement dated November 15, 2012 (the “Purchase Agreement”). Each unit consists of a 10% Convertible Debenture in the principal amount of $50,000 (the “2012 10% Debenture”) and 12,500 shares of the Company’s common stock. The 2012 10% Debenture bears interest at a rate of 10% per annum, is due two years from the issuance date and is convertible into shares of our common stock at a conversion price of $0.20 per share. As of June 30, 2013, we have issued and sold an aggregate of 12 units in consideration of gross proceeds to us of $600,000.

On April 29, 2013, we entered into a series of agreements with the holder of our 8% Senior Secured Convertible Debentures (the “8% Debentures”). The Debentures were due on November 30, 2012. As of April 29, 2013, the aggregate amount outstanding under the Debentures, including all accrued and unpaid interest and fees, was $600,000. Pursuant to Amendment No. 1 to the 8% Debentures, the conversion price of the Debentures was amended such that the aggregate amount outstanding under the Debentures was convertible into an aggregate of 20,000,000 shares of our common stock. The issuance of the shares of common stock underlying our 8% Debentures did not result in any dilution to our existing stockholders as our Founder and Chief Technology Officer, Andrew Levi, committed 20,000,000 shares of common stock currently held by him in connection with this transaction. The holder of our 8% Debentures also agreed to immediately terminate the Security Agreement dated April 19, 2012 by and between us, our subsidiaries and the holder, the Intellectual Property Security Agreement dated April 19, 2012 by and between us, our subsidiaries and the holder, and the Subsidiary Guarantee executed by us, our subsidiary, Blue Calypso, LLC, and all of the security interests created thereby. The maturity dates of the 8% Debentures were extended to June 30, 2013. As of the date of this report, the holder of the 8% Debentures has converted the full principal amount of the 8% Debentures into an aggregate of 20,000,000 shares of our common stock.

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

On May 6, 2013, we entered into a Securities Purchase Agreement with an accredited investor pursuant to which we issued and sold a 10% Convertible Debenture in the principal amount of $2,400,000 (the “10% Debenture”) and 1,200,000 shares of common stock in consideration of gross proceeds to the Company of $2,400,000. The 10% Debenture bears interest at a rate of 10% per annum, is due two years from the issuance date and is convertible into shares of tour common stock at a conversion price of $0.25 per share.

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

ITEM 4 - CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

(a) Evaluation of disclosure controls and procedures.   Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were not effective.

Restatement of Previously Issued Financial Statements. On August  27, 2013, after consulting with the Company’s Audit Committee and with the Company’s newly appointed Independent Registered Public Accounting Firm, Marcum LLP, management changed its accounting for certain of the Company’s warrants and conversion features related to previously issued convertible notes and preferred stock which were recorded in periods prior to the engagement of Marcum LLP in order to comply with US GAAP. Such warrants and the embedded conversion options should have been reflected as liabilities on the consolidated balance sheets included in the Company’s previously filed Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”) and the Quarterly Reports on Form 10-Q for the periods ended March 31, 2012,  June 30, 2012, September 30, 2012 and March 31, 2013 (the “Quarterly Reports”), rather than as a component of equity. In addition, the Company determined that the Company had not properly accreted compensation expense for certain restricted stock grants in 2012. Within this quarterly report on Form 10-Q, the company also corrected certain errors in our condensed statement of Cash Flows for the six months ended June 30, 2012. As a result of this change in accounting treatment, the consolidated financial statements in the Annual Report and the Quarterly Reports should no longer be relied upon. The Company intends to file amendments to the Annual Report and the Quarterly Reports as soon as possible.

Remediation plan. Since the determination regarding this deficiency, we have devoted significant effort and resources to remediation and improvement of our internal control over financial reporting.  While we had processes in place to identify and apply developments in accounting standards, we enhanced these processes to better evaluate our research of the nuances of complex accounting standards and engaged a third party financial reporting consulting firm to assist the Company in its financial reporting compliance. Our enhancements included retaining a third party consultant, who is a technical accounting professional, to assist us in the interpretation and application of new and complex accounting guidance.  The firm has been engaged to assist in the analysis of complex financial instruments. Management will continue to review and make necessary changes to the overall design of our internal control environment.

(b) Changes in internal control over financial reporting.  There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We initiated litigation in the United States District Court, Eastern District of Texas, against Groupon, Inc., Living Social, Inc., YELP, Inc., IZEA, Inc., MyLikes Inc., and Foursquare Labs, Inc. for patent infringement of two of our patents (U.S. Patent Nos. 7,664,516 and 8,155,679), which cover peer-to-peer advertising.  We subsequently amended our complaints to add claims of infringement on our three other patents (U.S. Patent Nos. 8,438,055, 8,452,646, and 8,457,670. With the payment of all maintenance fees, all of our patents will expire on December 27, 2024.  A summary of each of the cases is set forth below.

On July 31, 2012, we filed a patent infringement complaint against Groupon, Inc. (Case No. 6:2012-cv-00486) alleging infringement of two of our patents, 7,664,516 and 8,155,679, focused on our peer-to-peer marketing technology. The complaint was filed in the U.S. District Court in the Eastern District of Texas, Tyler Division.  On April 26, 2013, the Court issued a Scheduling Order setting the Markman hearing for November 7, 2013 and trial for July 9, 2014.  On June 13, 2013, we moved to amend our complaint and add claims for infringement by Groupon of three additional patents, U.S Patent 8,438,055, U.S. Patent No. 8,452,646 and U.S. Patent 8,457,670.  On July 19,  2013, the Court granted our motion.  In addition, the Court extended the Markman hearing date to February 5, 2014 and the trial date to October 6, 2014 as a result of the three additional patents being added to the case.  The case is presently in the early stages of discovery.

On August 24, 2012, we filed a patent infringement complaint against Living Social, Inc. (Case No. 2:2012-cv-00518) alleging infringement of two of our patents, U.S Patent 7,664,516 and U.S Patent 8,155,679. The complaint was filed in the U.S. District Court in the Eastern District of Texas, Marshall Division.  In March 2013, the Court issued a Scheduling Order setting the Markman hearing date for August 27, 2013 and trial for August 7, 2014. On June 14, 2013, we amended our complaint and added claims for infringement by LivingSocial of three additional patents, U.S Patent .  8,438,055, U.S. Patent No. 8,452,646 and U.S. Patent 8,457,670.  Living Social had until August 19, 2013 to file an amended answer, affirmative defenses and any counterclaims related to the amended complaint.  We provided our preliminary infringement contentions for all five asserted patents on June 25, 2013. The parties are to file proposals for a case schedule on or before August 29, 2013. As a result of the addition of the additional patents to the case, the Markman hearing was extended until February 11, 2014 as to all patents. A pretrial conference is set for September 25, 2014 with jury selection to follow on October 6, 2014.  On August 16, 2013, we dismissed our patent infringement action against Living Social pursuant to the terms of an otherwise confidential settlement and license agreement.

On October 17, 2012, we filed patent infringement complaints against YELP, Inc. (Case No. 6:2012-cv-00788) and IZEA, Inc. (Case No. 6:2012-cv-00786) The suits allege infringement of two of our patents, 7,664,516 and 8,155,679. The complaints were filed in the U.S. District Court in the Eastern District of Texas, Tyler Division.  On April 26, 2013, the Court issued a Scheduling Order setting the Markman hearing for November 7, 2013 and trial for July 9, 2014.  On June 13, 2013, we moved to amend our complaint and add claims for infringement by Yelp and IZEA of three additional patents, U.S Patent 8,438,055, U.S. Patent No. 8,452,646 and U.S. Patent 8,457,670.  On July 19,  2013, the Court granted our motion.  In addition, the Court extended the Markman hearing date to February 5, 2014 and the trial date to October 6, 2014 due to the addition of the three new patents to the case.  The cases are presently in the early stages of discovery.

On November 6, 2012, we filed patent infringement complaints against MyLikes (Case No. 6:2012-cv-00838) and Foursquare (Case No. 6:2012-cv-00837). The suits allege infringement of two of our patents, 7,664,516 and 8,155,679. The complaints were filed in the U.S. District Court in the Eastern District of Texas, Tyler Division.  On April 26, 2013, the Court issued a Scheduling Order setting the Markman hearing for November 7, 2013 and trial for July 9, 2014.  On June 13, 2013, we moved to amend our complaint and add claims for infringement by MyLikes and Foursquare of three additional patents, U.S Patent 8,438,055, U.S. Patent No. 8,452,646 and U.S. Patent 8,457,670.  On July 19,  2013, the Court granted our motion.  In addition, the Court extended the Markman hearing date to February 5, 2014 and the trial date to October 6, 2014 due to the addition of the three new patents to the case.  In an ancillary action, Foursquare filed a declaratory judgment action against us in the Southern District of New York that alleged that U.S Patent 8,438,055, U.S. Patent No. 8,452,646 and U.S. Patent 8,457,670 were not infringed and were invalid.  That case was transferred to the Eastern District of Texas on August 2, 2013.  On July 23, 2013, we entered into a settlement agreement and license agreement with MyLikes to resolve the case. MyLikes agreed to pay us the equivalent of a 3.5% royalty for the use of our patents. The case against MyLikes was subsequently dismissed on July 31, 2013.  The case against Foursquare is presently in the early stages of discovery.

                The court dockets for each case, including the parties’ briefs are publicly available on the Public Access to Court Electronic Records website, or PACER, www.pacer.gov, which is operated by the Administrative Office of the U.S. Courts.

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

ITEM 1A.  RISK FACTORS

In addition to the information set forth under Item 1A of Part I to our Annual Report on Form 10-K for the year ended December 31, 2012, information at the beginning of Management's Discussion and Analysis entitled "Special Note Regarding Forward-Looking Information" and updates noted below, investors should consider that there are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

Our limited operating history makes it difficult to evaluate our current business and future prospects.

We are a development stage company and we have generated very limited revenue to date. To date, our business focuses on the development of our patented proprietary technology platform, through which we offer various social media advertising and loyalty campaigns, and the assertion of our patents. Therefore, we not only have a very limited operating history, but also a limited track record of executing our business model which includes, among other things, creating, prosecuting, licensing, litigating or otherwise monetizing our patent assets. Our limited operating history and limited revenues generated to date make it difficult to evaluate our current business model and future prospects.

                In light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development with no operating history, there is a significant risk that we will not be able to:

  implement or execute our current business plan, or demonstrate that our business plan is sound; and/or raise sufficient funds in the capital markets to effectuate our long-term business plan.

If we are unable to execute any one of the foregoing or similar matters relating to our operations, our business may fail.

We commenced legal proceedings against leading daily deal, social promotion and check-in applications and we expect such proceedings to be time-consuming, which may adversely affect our ability to operate our business.

                We commenced legal proceedings against certain daily deal, social promotion and check-in applications (including Groupon, LivingSocial, Yelp, IZEA, MyLikes, and Foursquare), pursuant to which we alleged that such companies infringe on our patents. Certain of these defendants have substantially more resources than we do, which could make our litigation efforts more difficult.

                We anticipate that certain of these legal proceedings may continue for several years and will require significant attention from our senior management. Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical. Once initiated, we may be forced to litigate against others to enforce or defend our intellectual property rights or to determine the validity and scope of other parties’ proprietary rights. The defendants or other third parties involved in the lawsuits in which we are involved may allege defenses and/or file counterclaims in an effort to avoid or limit liability and damages for patent infringement. If such defenses or counterclaims are successful, they may preclude our ability to derive licensing revenue from the patents. A negative outcome of any such litigation, or one or more claims contained within any such litigation, could materially and adversely impact our business. Our failure to monetize our patent assets could significantly harm our business and financial position.

While we believe that the patents we own are being infringed by certain leading daily deal, social promotion and check-in applications, there is a risk that a court will find the patents invalid, not infringed or unenforceable and/or that the U.S. Patent Office (USPTO) will either invalidate the patents or materially narrow the scope of their claims during the course of a re-examination. In addition, even with a positive trial court verdict, the patents may be invalidated, found not infringed or rendered unenforceable on appeal. This risk may occur either presently or from time to time in connection with future litigations we may bring. If this were to occur, it could have a material adverse effect on the viability of our company and our operations.

We believe that there are companies that have, and continue to, infringe our patents, but actually obtaining and collecting a judgment against such companies may be difficult or impossible. Patent litigation is inherently risky and the outcome is uncertain. Some of the parties we believe infringe on our patents are large and well-financed companies with substantially greater resources than ours. We believe that these parties would devote a substantial amount of resources in an attempt to avoid or limit a finding that they are liable for infringing our patents or, in the event liability is found, to avoid or limit the amount of associated damages. In addition, there is a risk that these parties may file re-examinations or other proceedings with the USPTO or other government agencies in an attempt to invalidate, narrow the scope or render unenforceable the patents we own.

Moreover, in connection with any of our present or future patent enforcement actions, it is possible that a defendant may request and/or a court may rule that we violated statutory authority, regulatory authority, federal rules, local court rules, or governing standards relating to the substantive or procedural aspects of such enforcement actions. In such event, a court may issue monetary sanctions against us or our operating subsidiaries or award attorneys’ fees and/or expenses to one or more defendants, which could be material, and if we or our subsidiaries are required to pay such monetary sanctions, attorneys’ fees and/or expenses, such payment could materially harm our operating results and financial position.

In addition, it is difficult in general to predict the outcome of patent enforcement litigation at the trial or appellate level. There is a higher rate of appeals in patent enforcement litigation than standard business litigation. The defendants in any patent action we bring in the United States may file an appeal to the Court of Appeals to the Federal Circuit and possibly in the United States Supreme Court. Such appeals are expensive and time-consuming, and the outcomes of such appeals are sometimes unpredictable, resulting in increased costs and reduced or delayed revenue.

Finally, we believe that the more prevalent patent enforcement actions become, the more difficult it will be for us to license our patents without engaging in litigation. As a result, we may need to increase the number of our patent enforcement actions to cause infringing companies to license the patent or pay damages for lost royalties. This will adversely affect our operating results due to the high costs of litigation and the uncertainty of the results.

Trial judges and juries often find it difficult to understand complex patent enforcement litigation, and as a result, we may need to appeal adverse decisions by lower courts in order to successfully enforce our patents.

It is difficult to predict the outcome of patent enforcement litigation at the trial level. It is often difficult for juries and trial judges to understand complex, patented technologies, and as a result, there is a higher rate of successful appeals in patent enforcement litigation than more standard business litigation. Such appeals are expensive and time consuming, resulting in increased costs and delayed revenue. Although we will diligently pursue enforcement litigation, we cannot predict with significant reliability the decisions made by juries and trial courts.

Federal courts are becoming more crowded, and as a result, patent enforcement litigation is taking longer.

Federal trial courts that hear our patent enforcement actions also hear criminal cases. Criminal cases always take priority over patent enforcement actions. As a result, it is difficult to predict the length of time it will take to complete an enforcement action. Moreover, we believe there is a trend in increasing numbers of civil lawsuits and criminal proceedings before federal judges, and as a result, we believe that the risk of delays in our patent enforcement actions will have a greater effect on our business in the future unless this trend changes.

As patent enforcement litigation becomes more prevalent, it may become more difficult for us to voluntarily license our patents.

We believe that the more prevalent patent enforcement actions become, the more difficult it will be for us to voluntarily license our patents. As a result, we may need to increase the number of our patent enforcement actions to cause infringing companies to license the patent or pay damages for lost royalties. This may increase the risks associated with an investment in our company.

If a court finds that any of our patents are invalid or narrows their scope over the course of a re-examination or we are otherwise unable to protect our proprietary rights, our ability to competitively conduct our business will be adversely effected.

We rely on our proprietary rights to deliver our platform. To protect our proprietary rights, we rely on a combination of patent and trade secret laws, confidentiality agreements, and protective contractual provisions. Despite these efforts, our patents and intellectual property relating to our business may not provide us with adequate protection of our platform or any competitive advantages.

Our five issued patents may be subject to challenge and possibly invalidated by third parties. Changes in either the patent laws or in the interpretations of patent laws in the United States or other countries may diminish the value of our intellectual property.

We own four pending patent applications in the United States. We cannot assure that these patent applications will be issued, in whole or in part, as patents. Patent applications in the United States are maintained in secrecy until the patents are published or issued. Since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, we cannot be certain that we are the first creator of the inventions covered by pending patent applications.

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

We also rely on trade secrets law to protect our technology. Trade secrets, however, are difficult to protect. While we believe that we use reasonable efforts to protect our trade secrets, our or our strategic partners’ employees, consultants, contractors or advisors may unintentionally or willfully disclose our information to competitors. We seek to protect this information, in part, through the use of non-disclosure and confidentiality agreements with employees, consultants, advisors, and others. However, these agreements may be breached and we may not have adequate remedies for a breach. In addition, we cannot ensure that those agreements will provide adequate protection for our trade secrets, know-how or other proprietary information or prevent their unauthorized use or disclosure.

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

We may seek to internally develop additional new inventions and intellectual property, which would take time and would be costly. Moreover, the failure to obtain or maintain intellectual property rights for such inventions would lead to the loss of our investments in such activities.

Members of our management team have significant experience as inventors. As such, part of our business may include the internal development of new inventions or intellectual property that we will seek to monetize. However, this aspect of our business would likely require significant capital and would be time consuming. Such activities could also distract our management team from its present business initiatives, which could have a material and adverse effect on our business. There is also the risk that our initiatives in this regard would not yield any viable new inventions or technology, which would lead to a loss of our investments in time and resources in such activities.

In addition, even if we are able to internally develop new inventions, in order for those inventions to be viable and to compete effectively, we would need to develop and maintain a proprietary position with respect to such inventions and intellectual property. However, there are significant risks associated with any such intellectual property we may develop principally including the following:

  patent applications we file may not result in issued patents or may take longer than we expect to result in issued patents;
  we may be subject to interference proceedings;
  we may be subject to opposition proceedings in the U.S. or foreign countries;
  any patents that are issued to us may not provide meaningful protection;
  we may not be able to develop additional proprietary technologies that are patentable;
  other companies may challenge patents issued to us;
  other companies may have independently developed and/or patented (or may in the future independently develop and patent) similar or alternative technologies, or duplicate our technologies;
  other companies may design around technologies we have developed; and
  enforcement of our patents would be complex, uncertain and very expensive.

We cannot be certain that patents will be issued as a result of any future applications, or that any of our patents, once issued, will provide us with adequate protection from competing products. For example, issued patents may be circumvented or challenged, declared invalid or unenforceable, or narrowed in scope. In addition, since publication of discoveries in scientific or patent literature often lags behind actual discoveries, we cannot be certain that we will be the first to make our additional new inventions or to file patent applications covering those inventions. It is also possible that others may have or may obtain issued patents that could prevent us from commercializing our products or require us to obtain licenses requiring the payment of significant fees or royalties in order to enable us to conduct our business. As to those patents that we may license or otherwise monetize, our rights will depend on maintaining our obligations to the licensor under the applicable license agreement, and we may be unable to do so. Our failure to obtain or maintain intellectual property rights for our inventions would lead to the loss of our investments in such activities, which would have a material and adverse effect on our company.

Moreover, patent application delays could cause delays in recognizing revenue from our internally generated patents and could cause us to miss opportunities to license patents before other competing technologies are developed or introduced into the market.

New legislation, regulations or court rulings related to enforcing patents could harm our business and operating results.

If Congress, the USPTO or courts implement new legislation, regulations or rulings that impact the patent enforcement process or the rights of patent holders, these changes could negatively affect our business model. For example, limitations on the ability to bring patent enforcement claims, limitations on potential liability for patent infringement, lower evidentiary standards for invalidating patents, increases in the cost to resolve patent disputes and other similar developments could negatively affect our ability to assert our patent or other intellectual property rights.

On June 4, 2013, the Obama administration issued a fact sheet detailing a set of legislative recommendations and executive actions aimed at addressing abusive patent infringement lawsuits brought by patent assertion entities (entities that use patents primarily to obtain license fees rather than to support the development or transfer of technology). The White House announced that its actions are intended to protect innovators from frivolous patent litigation, ensure high-quality patents, and improve incentives for future innovation in high tech patents. The Obama administration recommended that Congress pursue several legislative measures which would:

  Require patentees and applicants to disclose the real Party-in-Interest in USPTO proceedings and in patent lawsuits.
  Give courts more discretion to award fees to the winning parties in patent cases.
  Expand the USPTO’s program that allows the review and (possible invalidation) of business method patents.
  Protect off-the-shelf use of technology by end-user consumers and businesses by providing them with better legal protection against liability. This measure includes halting judicial proceedings against such end-users when an infringement suit has also been brought against a vendor, retailer, or manufacturer of the technology being used.
  Change the International Trade Commission's, or ITC, standard for awarding injunctions so that the ITC has more discretion in awarding injunctions to patentees. This would reflect recent changes in the law used by District Courts.
  Incentivize public filing of demand/threat letters to make them accessible and searchable to the public in order to help curb abusive suits.
  Ensure that the ITC has adequate flexibility in hiring judges.

The Obama administration also announced five executive actions that would help bring greater transparency to the patent system. These actions would:

•        Identify the real party interest in USPTO proceedings. The USPTO will begin a rulemaking process to require patent applicants and owners to regularly update ownership information when they are involved in proceedings before the USPTO. The rules would require designating the ultimate parent entity in control of the patent or application.

•        Provide additional training to patent examiners in the USPTO to scrutinize functional claiming, which the Obama administration believes will help clarify the scope of patents.

•        Require the USPTO to provide education and outreach materials to end-users of technology about how to deal with demands from patent trolls.

•        Institute new, high-profile events by the USPTO, the U.S. Department of Justice, or DOJ, and the Federal Trade Commission, or FTC, to develop new ideas and consensus around updates to patent policies and laws.

•        Review and improve existing procedures that the Customs and Border Protection and the ITC use to evaluate the scope of ITC exclusion orders that prevent infringing goods from being brought into the U.S.

In addition to these actions, Congress is also currently considering other legislation on patent reform. This legislation includes the bipartisan reintroduction of the SHIELD Act (Saving High-Tech Innovators from Egregious Legal Disputes Act of 2013), that would force non-practicing entities to pay for instituting patent lawsuits that are unsuccessful. The Patent Abuse Reduction Act is another recently introduced patent reform bill with similar provisions. As of the date of this report, neither the SHIELD Act nor the Patent Abuse Reduction Act has been passed out of committee for consideration by the full House of Representatives or Senate.

Recently, United States patent laws were amended with the enactment of the Leahy-Smith America Invents Act, or the America Invents Act, which took effect on March 16, 2013. The America Invents Act includes a number of significant changes to U.S. patent law. In general, the legislation attempts to address issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, establishing new procedures for patent litigation. For example, the America Invents Act changes the way that parties may be joined in patent infringement actions, increasing the likelihood that such actions will need to be brought against individual parties allegedly infringing by their respective individual actions or activities. At this time, it is not clear what, if any, impact the America Invents Act will have on the operation of our enforcement business. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the enforcement of our patented technologies, which could have a material adverse effect on our business and financial condition.

Further, and in general, it is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become enacted as laws. Compliance with any new or existing laws or regulations could be difficult and expensive, affect the manner in which we conduct our business and negatively impact our business, prospects, financial condition and results of operations.

Security breaches and other disruptions could compromise our information and expose us to liability, which could cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our endorsers, and personally identifiable information of our endorsers and employees in our data center and on our network. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our network and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of information, disrupt our operations and the services we provide to customers, and damage our reputation, which could adversely affect our business, revenues and competitive position.

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
10.20

Stockholder’s Agreement, dated April 19, 2012, by and between Andrew Levi and the Company (incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2012)

10.21

Letter Agreement dated June 1, 2012, between Blue Calypso, Inc. and Bill Ogle effective as of June 1, 2012 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2012)

10.22

Form of Subscription Agreement - June 2012 Private Placement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2012)

10.23	Form of Warrant - June 2012 Private Placement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2012)
10.24

Exchange Agreement dated November 9, 2012 between Blue Calypso, Inc. and Aztec Systems, Inc. (incorporated by reference to Exhibit 10.24 to our Quarterly Report on Form 10-Q for the period ended September 30, 2012 filed with the Securities and Exchange Commission on November 19, 2012)

10.25

8% Convertible Note dated November 9, 2012 (incorporated by reference to Exhibit 10.24 to our Quarterly Report on Form 10-Q for the period ended September 30, 2012 filed with the Securities and Exchange Commission on November 19, 2012)

10.25

Amendment No. 1 to 8% Senior Secured Convertible Debentures between Blue Calypso, Inc. and the Holder dated April 29, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2013)

10.26

Amendment No. 2 to Common Stock Purchase Warrants between the Company and the Holder dated April 29, 2013 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2013)

10.27

Amendment No. 2 to Common Stock Purchase Warrants between the Company and the Holder dated April 29, 2013 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2013)

10.28	Securities Purchase Agreement dated May 6, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2013)
10.29	10% Convertible Debenture dated May 6, 2013 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2013)
21.1	List of subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE CALYPSO, INC.

Date:	August 28, 2013	By:	/s/ David S. Polster
		Name:	David S. Polster
		Title:	Chief Financial Officer