Form 10-Q/A
period 2012-03-31
BLUE CALYPSO, INC.
filed 2013-10-09
CIK 1399587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

EXPLANATORY NOTE

This Amendment No. 1 hereby amends our Quarterly Report on Form 10-Q (“Form 10-Q/A”) for the period ended March 31, 2012, which was originally filed with the Securities and Exchange Commission on May 15, 2012 (the “Original 10-Q”). This Amendment is being filed mainly to include restated financial statements as described in Note 2, Restatement of Previously Issued Financial Statements of the Notes to the condensed consolidated financial statements. The condensed consolidated financial statements are being restated to reflect the following:

On August 26, 2013, after consulting with the Company’s Audit Committee and with the Company’s newly appointed Independent Registered Public Accounting Firm, Marcum LLP, management changed its accounting for certain of the Company’s warrants previously issued in connection with preferred stock and common stock and conversion features related to previously issued convertible notes which were recorded in periods prior to the engagement of Marcum LLP in order to comply with US GAAP. Such warrants and the embedded conversion options should have been reflected as liabilities on the consolidated balance sheets included in the Original 10-Q, rather than as a component of equity.

Specifically, the change in treatment of the warrants and the conversion feature embedded in certain convertible notes resulted in a change to the equity, and liability portions of the consolidated balance sheets as of March 31, 2012 and resulted in a loss on the fair value of the derivative liabilities which impacted our results of operations and earnings (loss) per share as reported in our Original 10-Q.

In addition, the Company has concluded that these accounting changes constitue an additional deficiency in the Company’s internal control over financial reporting as of March 31, 2012 and that its disclosure controls and procedures were not effective as of March 31, 2012.

The following sections of this Form 10-Q/A have been amended to reflect the restatement:

•         Part I – Item 1 – Financial Statements and Notes to the Condensed Consolidated Financial Statements;

•         Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations; and

•         Part I – Item 4 – Controls and Procedures.

For the convenience of the reader, this Form 10-Q/A sets forth the Original 10-Q in its entirety, as amended by, and to reflect the restatements, as described above. Except as described above, the Company has not modified or updated disclosures presented in this Amendment No. 1. Accordingly, this Amendment No. 1 does not reflect events occurring after the Original 10-Q or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by the restatements is unchanged and reflects the disclosures made at the time of filing of the Original 10-Q.

This Form 10-Q/A has been signed as of a current date and all certifications of the Company’s Chief Executive Officer/Principal Executive Officer and Chief Financial Officer/Chief Accounting Officer and Principal Financial Officer are given as of a current date. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings with the Securities and Exchange Commission subsequent to the filing of the Original 10-Q, including any amendments to those filings.

Part 1 — Item 1

BLUE CALYPSO INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

(Restated)

	March 31, 2012	December 31, 2011
	Unaudited (Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$21,155	$371,393
Accounts receivable	18,700	51,901
Prepaid expenses	38,646	34,806
Total current assets	78,501	458,100
Property and equipment, net of accumulated depreciation of $3,586 and $2,397 in 2012 and 2011 respectively	20,195	21,384
Capitalized software development costs, net of accumulated amortization of $187,431 and $133,279 in 2012 and 2011, respectively	937,694	814,874

Total assets	$1,036,390	$1,294,358
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$114,163	$68,162
Accounts payable-affiliate	58,143	254,838
Accrued liabilities	43,715	96,962
Unearned revenue	20,889	24,174
Warrant liabilities	12,370,189	10,997,560

Total current liabilities	12,607,099	11,441,696
Notes payable	—	—
Notes payable-affiliate	344,993	—
Total liabilities	12,952,092	11,441,696
Stockholders’ equity (deficit)
Series A Convertible Preferred stock, par value $.0001 per share (Authorized 5,000,000 shares; issued and outstanding 1,700,000 and 1,500,000 shares as of 3/31/12 and 12/31/11, respectively)	150	150
Common stock, par value $.0001 per share (Authorized 680,000,000 shares; issued and outstanding 127,045,641 and 126,845,641 shares as of 3/31/12 and 12/31/11, respectively)	12,685	12,685
Additional paid in capital	3,208,052	3,954,102
Deferred compensation	(818,474)	(1,581,954)
Accumulated deficit during development stage	(14,318,115)	(12,532,321)

Total stockholders’ equity (deficit)	(11,915,702)	(10,147,338)

Total liabilities and stockholders’ equity (deficit)	$1,036,390	$1,294,358

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

BLUE CALYPSO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 (RESTATED) AND 2011 AND THE PERIOD SEPTEMBER 11, 2009 (DATE OF INCEPTION) TO MARCH 31, 2012 (RESTATED)

	(UNAUDITED)
	Three months ended March 31, 2012	Three months ended March 31, 2011	FROM INCEPTION SEP 11, 2009 TO March 31, 2012

	(Restated)		(Restated)
REVENUE	$584	$4,758	$52,211
COST OF REVENUE	92,707	72	204,218
GROSS LOSS	(92,123)	4,686	(152,007)

OPERATING EXPENSES
Sales and marketing	243,425	73,431	1,111,087
General and administrative	962,626	68,713	2,072,710
Depreciation and Amortization	55,341	24,256	191,066

	1,261,392	166,400	3,374,863

LOSS FROM OPERATIONS	(1,353,515)	(161,714)	(3,526,870)

OTHER INCOME (EXPENSE)
Interest income	—	—	15
Interest expense	(5,700)	(13,053)	(79,948)
Change in fair value of derivative liabilities	(426,580)	0	(10,711,312)
	(432,280)	(13,053)	(10,791,245)

LOSS BEFORE INCOME TAX PROVISION	(1,785,795)	(174,767)	(14,318,115)
INCOME TAX PROVISION	—	—	—

NET LOSS	(1,785,795)	(174,767)	(14,318,115)

Loss per share:
Basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding
Basic and diluted	127,003,882	73,326,302

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

BLUE CALYPSO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

PERIOD FROM SEPTEMBER 11, 2009 (DATE OF INCEPTION) TO MARCH 31, 2012

(UNAUDITED) (RESTATED)

							Accumulated Deficit During Development Stage	Total Stockholders’ Equity (Deficit)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Compensation
	Shares	Amount	Shares	Amount

Beginning Balance, September 11, 2009	—	$—	—	$—	$—	$—	$—	$—
Net Loss	—	—	—	—	—	—	(23,653)	(23,653)

Ending Balance, December 31, 2009	—	—	—	—	—	—	(23,653)	(23,653)
Shares issued at $.0001 per share-3/10/2010	—	—	65,448,269	6,545	(5,525)	—	—	1,020
Affiliate payable converted to equity- 3/31/10	—	—	—	—	21,958	—	—	21,958
Net loss	—	—	—	—	—	—	(5,296)	(5,296)

Ending Balance, March 31, 2010	—	—	65,448,269	6,545	16,433	—	(28,949)	(5,971)
Restricted shares issued- 6/10/2010	—	—	5,133,198	513	(433)	(80)	—	—
Net loss	—	—	—	—	—	—	(82,668)	(82,668)

Ending Balance, June 30, 2010	—	—	70,581,467	7,058	16,000	(80)	(111,617)	(88,639)
Restricted shares issued- 9/20/2010	—	—	1,604,124	161	(136)	(25)	—	—
Net loss	—	—	—	—	—	—	(115,880)	(115,880)

Ending Balance, September 30, 2010	—	—	72,185,591	7,219	15,864	(105)	(227,497)	(204,519)
Restricted shares vested as of 12/31/10	—	—	—	—	—	22	—	22

Net loss	—	—	—	—	—	—	(185,191)	(185,191)

Ending Balance, December 31, 2010	—	—	72,185,591	7,219	15,864	(83)	(412,688)	(389,688)
Restricted shares issued- 1/10/11	—	—	1,283,300	128	(108)	(20)	—	—

Additional Paid-In Capital	—	—	—	—	10	—	—	10
Restricted shares vested as of 03/31/11	—	—	—	—	—	12	—	12
Net loss	—	—	—	—	—	—	(174,767)	(174,767)

Ending Balance, March 31, 2011	—	—	73,468,891	7,347	15,766	(91)	(587,455)	(564,433)
Restricted shares issued- 4/29/11	—	—	1,283,299	128	(108)	(20)	—	—
Restricted shares vested as of 06/30/11	—	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	—	(235,432)	(235,432)

Ending Balance, June 30, 2011	—	—	74,752,190	7,475	15,658	(96)	(822,887)	(799,850)
Restricted shares cancelled 7/25/11	—	—	(2,887,423)	(288)	192	96	—	—
Restricted shares vested as of 09/30/11	—	—	—	—	—	—	—	—
Conversion of Debt 9/1/11	—	—	28,135,234	2,814	1,562,274	—	—	1,565,088
Reverse merger shares issued 9/1/11	—	—	24,974,700	2,497	(2,497)	—	—	—
Restricted shares issued- 9/8/11	—	—	320,825	32	21,752	(21,784)	—	(0)
Net loss	—	—	—	—	—	—	(621,271)	(621,271)

Ending Balance, September 30, 2011	—	—	125,295,526	12,530	1,597,379	(21,784)	(1,444,158)	143,967
Additional Paid-In Capital-Compensation Expense	—	—	—	—	4,239	—	—	4,239
Conversion of Debt to Pref Stock 10/17/11	1,500,000	150	—	—	1,499,850	—	—	1,500,000
Restricted shares vested as of 10/1/11	—	—	—	—	—	5,446	—	5,446
Restricted shares issued- 12/30/11	—	—	1,550,115	155	1,565,461	(1,565,616)	—	—
Allocation of proceeds from warrants – 12/31/11	—	—	—	—	(712,827)	—	—	(712,827)
Net loss	—	—	—	—	—	—	(11,088,163)	(11,088,163)

Ending Balance, December 31, 2011	1,500,000	$150	126,845,641	$12,685	$3,954,102	$(1,581,954)	$(12,532,321)	$(10,147,338)
Additional Paid-In Capital-Compensation Expense	—	—	—	—	—	—	—	—
Purchase of Preferred Stock	200,000	—	—	—	200,000	—	—	200,000
Restricted Shares Issued	—	—	200,000	—	—	—	—	—
Stock Options - Deferred Income	—	—	—	—	—	763,480	—	763,480
Allocation of proceeds from warrants – 3/31/12	—	—	— 5	— 54	(946,049)	—	—	(946,049)
Net loss	—	—	—	—	—	—	(1,785,795)	(1,785,795)

Ending Balance, March 31, 2012	1,700,000	$150	127,045,641	$12,685	$3,208,052	$(818,474)	$(14,318,115)	$(11,915,702)

The accompanying notes are an integral part of these condensed consolidated Financial Statements.

BLUE CALYPSO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED) (RESTATED)

	Three months ended March 31, 2012	Three months ended March 31, 2011	FROM INCEPTION SEP 11, 2009 TO March 31, 2012

	(Restated)		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,785,795)	$(174,767)	$(14,318,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	426,580	—	10,711,312
Depreciation and amortization expense	55,341	257	185,599
Amortization of vested restricted stock and options	763,480	—	768,948
(Increase) decrease in assets:
Accounts receivable	33,201	—	(18,700)
Prepaid expenses and other current assets	(3,840)	5,910	(38,646)
Increase (decrease) in liabilities:	—	—	—
Accounts payable	46,001	27,002	114,163
Accounts payable-affiliate	(196,695)	43,420	80,101
Accrued expenses	(53,247)	(5,724)	43,715
Deferred revenue	(3,284)	11,210	20,890
Cash used in operating activities	(718,258)	(92,692)	(2,450,733)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for software development	(176,973)	(50,374)	(1,019,708)
Cash paid for purchases of fixed assets	—	(2,305)	(23,781)
Cash used in investing activities	(176,973)	(52,679)	(1,043,489)
CASH FLOWS FROM FINANCING ACTIVITIES
Contributed capital received	—	22	1,170
Increase in Notes Payable - Affiliate	344,993	—	344,993
Increase in Notes Payable	—	100,000	—
Conversion of NP Affiliate to equity	—	—	200,000
Purchase of Stock	200,000	—	2,969,214
Cash provided by financing activities	544,993	100,022	3,515,377
Net increase (decrease) in cash	(350,238)	(45,349)	21,155
Cash at beginning of year	371,393	113,511	—
Cash at end of year	$21,155	$68,162	$21,155
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$0	$—	$0
Cash paid for taxes	$—	$—	$—
Non-cash investing and financing activities:
Conversion of notes payable and accounts payable -former affiliate to common stock	$0	$—	$221,958
Former affiliate payable converted to note payable	$—	$0	$0
Conversion of notes payable to common and preferred stock	$0	$0	$2,769,214
Fair value of warrants issued in connection with preferred, common stock and notes payable	$1,470,037	$0	$12,592,770
Fair value of conversion option issued in connection with notes payable	$—	$—	$787,192
Fair value of warrants issued in settlement of accounts payable	$—	$—	$45,206

 The accompanying notes are an integral part of these condensed consolidated Financial Statements.

BLUE CALYPSO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

(unaudited) (restated)

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

2.   Restatement of Previously Issued Financal Statements

On August 26, 2013, after consulting with the Company’s Audit Committee, management changed its accounting for certain of the Company’s warrants previously issued in connection with preferred stock and common stock and conversion features related to previously issued convertible notes which were recorded in periods prior to the engagement of Marcum LLP in order to comply with US GAAP. Such warrants and the embedded conversion options should have been reflected as liabilities on the consolidated balance sheets included in the Original 10-Q, rather than as a component of equity.

Specifically, the change in treatment of the warrants and the conversion feature embedded in certain convertible notes resulted in a change to the equity and liability portions of the consolidated balance sheets as of March 31, 2012 and resulted in a loss on the fair value of the derivative liabilities which impacted our results of operations and earnings (loss) per share as reported in our Original 10-Q.

The effects of the revision on the accompanying balance sheet as of December 31, 2011 and March 31, 2012 is summarized below.

Condensed Consolidated Balance Sheet
December 31, 2011

	As previously reported	Adjustment	Reference	As Restated

Assets	$1,294,358	$-		$1,294,358

Current liabilities:
Conversion option liability	-	-	(a)	0
Warrant liabilities	-	10,997,560	(a)	10,997,560
Other current liabilities	444,136	0		444,136
Total current liabilities	444,136	10,997,560		11,441,696
Long term debt:	0	0		-
Total liabilities	444,136	10,997,560		11,441,696

Stockholders' deficiency
Series A convertible preferred stock	150	-		150
Common stock	12,685	-		12,685
Additional paid in capital	4,666,929	(712,827)	(a)	3,954,102
Additional paid in capital - deferred compensation	(1,581,954)	-	(a)	(1,581,954)
Deficit accumulated during the development stage	(2,247,588)	(10,284,733)	(a)	(12,532,321)
Total stockholders’ deficiency	850,222	(10,997,560)		(10,147,338)
				-
Total liabilities and stockholders' deficiency	$1,294,358	$-		$1,294,358

(a) Reclassify cumulative effect of reclassifying warrants and conversion options with reset provisions as a liability and adjustment for accretion of stock based compensation.

Condensed Consolidated Balance Sheet
March 31, 2012

	As previously reported	Adjustment	Reference	As Restated

Assets	$1,036,390	$-		$1,036,390

Current liabilities:
Conversion option liability	-	-	(a)	0
Warrant liabilities	-	12,370,189	(a)	12,370,189
Other current liabilities	236,910	0		236,910
Total current liabilities	236,910	12,370,189		12,607,099

Long term debt:	344,993	0		344,993
Total liabilities	581,903	12,370,189		12,952,092

Stockholders' deficiency
Series A convertible preferred stock	150	-		150
Common stock	12,685	-		12,685
Additional paid in capital	4,866,929	(1,658,877)	(a)	3,208,052
Additional paid in capital - deferred compensation	(818,474)	-	(a)	(818,474)
Deficit accumulated during the development stage	(3,606,803)	(10,711,312)	(a)	(14,318,115)
Total stockholders’ deficiency	454,487	(12,370,189)		(11,915,702)
				-
Total liabilities and stockholders' deficiency	$1,036,390	$-		$1,036,390

(a) Reclassify cumulative effect of reclassifying warrants and conversion options with reset provisions as a liability and adjustment for accretion of stock based compensation.

BLUE CALYPSO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

(unaudited) (restated)

The effects of the aboved described adjustments resulted in a change in the net gain or loss for the three months ended March 31, 2012 and the period for the inception to date through March 31, 2012.

	Three Months Ended Mar 31, 2012	Inception to Date Mar 31, 2012

Net Loss (as originally presented)	$(1,359,215)	$(3,606,803)

Change in operating expenses	-	-
Change in fair value of derivative liabilities	(426,580)	(10,711,312)
Increase in interest expense related to derivative liabilities	-	-
Net gain or loss (as restated)	$(1,785,795)	$(14,318,115)

Net loss per share - basic and diluted (as restated)	$(0.01)

Weighted average shares outstanding - basic and diluted	127,003,882

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

BLUE CALYPSO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

(unaudited) (restated)

3.  Summary of Significant Accounting Policies, continued

Intangible Assets

Software development costs are accounted for in accordance with FASB ASC 350-40, Intangibles — Goodwill and Other: Internal Use Software. According to ASC 350-40 capitalization of costs shall begin when both of the following occur: a) preliminary project stage is completed, b) management, with the relevant authority, implicitly or explicitly authorizes and commits to funding a computer software project and it is probable that the project will be completed and the software will be used to perform the function intended. The costs capitalizedinclude fees paid to third parties for services provided to develop the software during the application development stage, payroll and payroll-related costs such as costs of employee benefits for employees who are directly associated with and who devote time to the internal-use computer software project on activities that include coding and testing during the application development stage and interest costs incurred while developing internal-use computer software (in accordance with ASC 835-20).  Once the software is ready for its intended use, the costs are amortized using straight-line method over the estimated useful life of up to five years. The unamortized capitalized cost of the software is compared annually to the net realizable value. The amount by which the unamortized capitalized costs of the internal use software exceed the net realizable value of that asset is written off.

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

BLUE CALYPSO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

(unaudited) (restated)

3.  Summary of Significant Accounting Policies, continued

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

Loss per Share

We have presented basic loss per share, computed on the basis of the weighted average number of common shares outstanding during the year, and diluted loss per share, computed on the basis of the weighted average number of common shares and all potentially dilutive common shares outstanding during the year. Potential common shares result from stock options, vesting of restricted stock grants and convertible notes. However, for the years presented, all outstanding stock options, restricted stock grants and convertible notes are anti-dilutive due to the losses incurred. Anti-dilutive common stock equivalents of 57,059,903 were excluded from the loss per share computation for the three months ended March 31, 2012.

Preferred Stock

Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. The Company classifies conditionally redeemable preferred shares, which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders’ deficiency.  As of March 31, 2012, the Company does not have any preferred shares subject to mandatory redemption outstanding.

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

The Company’s free standing derivatives consist of warrants to purchase common stock that were issued in connection with its private placement transactions (see Note 7) and embedded conversion options with convertible notes. The Company evaluated these derivatives to assess their proper classification in the condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011 using the applicable classification criteria enumerated under GAAP. The Company determined that certain common stock purchase warrants and the embedded conversion features do not contain fixed settlement provisions.  The exercise price of such warrants is subject to adjustment in the event that the Company subsequently issues equity securities or equity linked securities with exercise prices lower than the exercise price in these warrants. The convertible notes contained a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands.

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

BLUE CALYPSO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

(unaudited) (restated)

3.  Summary of Significant Accounting Policies, continued

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

4.   Fair Value of Financial Instruments

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

ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable based on an entity’s own assumptions, as there is little, if any, related market activity. (for example, cash flow modeling inputs based on assumptions)

Financial liabilities as of March 31, 2012 and December 31, 2011 measured at fair value on a recurring basis are summarized below:

	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities (as restated - see note 2)	$12,370,189	$--	$--	$12,370,189

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities (as restated - see note 2)	$10,997,560	$--	$--	$10,997,560

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

The fair value of the warrants and the conversion options was calculated using a binomial lattice formula with the following weighted average assumptions during the three months ended March 31, 2012.

Dividend Yield	0.00%
Volatility	93.17% to 95.63%
Risk-free Interest Rate	0.83%-1.04%
Term	4.4 – 5.0 years

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis for the three months ended March 31, 2012:

Balance - Beginning of period (as restated - see note 3)	$10,997,560
Aggregate fair value of derivative instruments issued	946,049
Change in fair value of derivative liabilities	426,580
Balance - End of period	$12,370,189

5.  Property and Equipment

Property and equipment consist of the following at March 31, 2012 and December 31, 2011:

	3/31/2012	12/31/2011
Office Equipment	23,781	23,781
Less: Accumulated depreciation	(3,586)	(2,397)
Net property and equipment	$20,195	$21,384

Depreciation expense was $1,189 for the three months March 31, 2012.

6.  Intangibles

Intangible assets consist of the following at March 31, 2012 and December 31, 2011:

	3/31/2012	12/31/2011
Capitalized Software Development Costs	1,125,125	948,153
Less: Accumulated amortization	(187,431)	(133,279)
Net capitalized development costs	937,694	$814,874

BLUE CALYPSO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

(unaudited) (restated)

6.  Intangibles, continued

The amortization expense relating to the capitalized development costs was $54,152 and $23,999 for the three months ended March 31, 2012 and 2011, respectively.  Amortization expense for the next five years is estimated to be as follows:

Capitalized Development Cost Amortization

2012	162,972
2013	225,973
2014	225,973
2015	202,788
2016	110,139
2017	8,849
937,694

7.  Income Tax Provision

The company’s income taxes are recorded in accordance with ASC 740 “Income Taxes”. The tax effects of the Company’s temporary differences that give rise to significant portions of the deferred tax assets as of March 31, 2012 and 2011 consisted primarily of net operating losses totaling $1,785,795 and $174,767 which were fully reserved.  Deferred tax assets and liabilities are computed by applying the effective U.S. federal and state income tax rate to the gross amounts of temporary differences and other tax attributes.

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

8.  Long Term Debt - Notes Payable

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

9.  Warrant Derivative Liabilities

The Company issued warrants in conjunction with the issuance of convertible debentures and the sale of Series A Convertible Preferred and Common Stock.  These warrants contain certain reset prvisions.  Therefore, in accordance with ASC 815-40, the Company classified the fair value of the warrant liability at the date of issuance.  Subsequent to the initial issuance date, the Company is required to adjust the warrant to fair value as an adjustment to current period operations.

The Company recorded a gain (loss) on change in fair value of derivative liabilities of ($426,850) and $0 for three months ended March 31, 2012 and 2011, respectively.

BLUE CALYPSO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

(unaudited) (restated)

10.  Stockholders’ Equity (Deficit)

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

BLUE CALYPSO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

(unaudited) (restated)

10.  Stockholders’ Equity (Deficit), continued

Stock Options

During 2011 the Company granted options to purchase 2,420,000 shares of the Company’s common stock to non-employee board members and other consultants under the Plan.  The options vest pro rata quarterly over two years.  During the first three months ended March 31, 2012, the Company granted options to purchase 2,495,325 shares of the Company’s common stock to employees and a nonemployee advisory board member.  These options were granted at a range of strike prices and vesting schedules.  The fair value for the Company’s options were estimated at the date of grant using the Black-Scholes option pricing model with the weighted average assumptions as noted in the following table. The Black-Scholes option valuation model incorporate ranges of assumptions for inputs, and those ranges are disclosed below. Expected volatilities are based on similarindustry-sector indices. The expected life of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate assumption is based on market yield on U.S. Treasury securities at 2-year constant maturity, quoted on investment basis determined at the date of grant.

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

BLUE CALYPSO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

(unaudited) (restated)

10.  Stockholders’ Equity (Deficit), continued

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

11.  Related Party Transactions

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

(unaudited) (restated)

12.  Liquidity-Going Concern

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

13.  Subsequent Events

The Company evaluated events or transactions occurring after March 31, 2012, the balance sheet date, through May 8, 2012,  and October 9, 2013 as to Note 2, the date the financial statements were available to be issued, and determined any events or transactions which could impact the financial statements as of and for the quarter ended March 31, 2012.

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

Restatement of Previously Issued Financial Statements

This quarterly report contains the restated condensed consolidated balance sheet as of December 31, 2011 and the effects of the restated condensed consolidated statements of operations for the three months ended March 31, 2012 and from September 11, 2009 (date of inception) through March 31, 2012.  Refer to Note 2 of the Notes to the accompanying Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further detail.

On August 26, 2013, after consulting with the Company’s Audit Committee and with the Company’s newly appointed Independent Registered Public Accounting Firm, Marcum LLP, management changed its accounting for certain of the Company’s warrants previously issued in connection with preferred stock and common stock and conversion features related to previously issued convertible notes which were recorded in periods prior to the engagement of Marcum LLP in order to comply with US GAAP. Such warrants and the embedded conversion options should have been reflected as liabilities on the consolidated balance sheets included in the Original 10-Q, rather than as a component of equity.

Specifically, the change in treatment of the warrants and the conversion feature embedded in certain convertible notes resulted in a change to the equity, and liability portions of the consolidated balance sheets as of March 31, 2012 and resulted in a loss on the fair value of the derivative liabilities which impacted our results of operations and earnings (loss) per share as reported in our Original 10-Q.

Results of Operations

Comparison of Three Months Ended March 31, 2012 and 2011

Net Loss.  For the three months ended March 31, 2012, we had a net loss of $1,785,795, as compared to a net loss of $174,766 for the three months ended March 31, 2011.  The increase in net loss was due to three factors.  The first was related to an increase in expenses related to increased investment in sales, marketing, operations, development and administration in comparison to the three months ended March 31, 2011.  The second was related to the recording of a deferred compensation expense of $763,480 related to options vested during the three months ended March 31, 2012. The third factor was the loss associated with the change in the fair value of derivative liabilities reflected in three months ended March 31, 2012 of $426,580.

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

General and Administrative.  For the three months ended March 31, 2012, general and administrative expense were $962,626, as compared to $68,713 for the three months ended March 31, 2011. The increase was primarily due to increased deferred compensation expense related to stock options that vested in the current quarter totaling $763,480. Also contributing to the increase were legal and professional expenses related to statutory filing process, patent legal and legal and accounting related to continued fund raising activities.

Depreciation and Amortization. Depreciation and amortization expenses relate primarily to the amortization of capitalized software development.  The increase from $24,256 for the three months ended March 31, 2011 to $55,341 for the three months ended March 31, 2012 was due to our ongoing software development initiative and implementation of improvements and new services related to our network.

Interest Expense.  Interest expense was $5,700 for the three months ended March 31, 2012 in comparison to $13,052 for the three months ended March 31, 2011.  The current period interest expense related to a notes payable to related party, Aztec Systems, Inc.  The note was a result of a conversion of open accounts payable to a note that occurred in the current quarter.  The note has per annum interest rate of 8%.  The balance at March 31, 2012 was $344,993.

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

Cash Flows

Comparison of Three Months Ended March 31, 2012 and 2011

Cash used in operating activities during the three months ended March 31, 2012 was $718,258, as compared to $92,692 for the three months ended March 31, 2011.  The change was due to an $1,611,028 increase in net loss, offset by the non-cash expense for deferred stock option compensation of $763,480 and a non-cash loss associated with the change in the fair value of derivative liabilities of $426,580.  The other significant factor was the conversion of the accounts payable balance owed to Aztec Systems Inc. in the aggregate amount of $254,993, to a promissory note on January 1, 2012.

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

Liquidity and Capital Resources

We are a development stage company and have incurred cumulative losses of $14,318,115 since beginning operations on September 11, 2009.  At March 31, 2012, we had a cash balance of $21,155 and negative working capital of $12,528,598.  On October 17, 2011, $1,500,000 of our convertible promissory notes converted into 1,500,000 shares of our Series A Convertible Preferred Stock.  On September 1, 2011, $1,475,000 of notes payable converted to 28,135,234 shares of common stock as part of the reverse merger.  Funding for our operations has been primarily dependent upon the proceeds from the issuance of debt and equity securities.

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

Contractual Obligations

During 2011, the Company had a significant contractual obligation consisting of convertible promissory notes payable of $1,500,000 that would have been due on December 1, 2011.  These promissory notes automatically converted into 1,500,000 shares of Series A Convertible Preferred Stock on October 17, 2011.  During the three months ended March 31, 2012, an additional 200,000 shares of preferred stock was issued that provided $200,000 of funding in the quarter.  As indicated in footnote 11 of the financial statements, Blue Calypso has engaged the services of the related party, Aztec Systems, Inc., for software development, use of network operating center, and accounting.  We have warrants outstanding for a total of 25,036,818 shares at a price of $0.10 per share.  As is indicated in the legal proceedings section of this document, Blue Calypso has retained the services of two law firms to protect Blue Calypso patents from infringement.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since we are a “smaller reporting company,” as defined by SEC regulation, we are not required to provide the information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q/A. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Restatement of Previously Issued Financial Statements. On August 26, 2013, after consulting with the Company’s Audit Committee and with the Company’s newly appointed Independent Registered Public Accounting Firm, Marcum LLP, management changed its accounting for certain of the Company’s warrants previously issued in connection with preferred stock and common stock and conversion features related to previously issued convertible notes which were recorded in periods prior to the engagement of Marcum LLP in order to comply with US GAAP. Such warrants and the embedded conversion options should have been reflected as liabilities on the consolidated balance sheets included in the Original 10-Q, rather than as a component of equity.

Specifically, the change in treatment of the warrants and the conversion feature embedded in certain convertible notes resulted in a change to the equity, and liability portions of the consolidated balance sheets as of March 31, 2012 and resulted in a loss on the fair value of the derivative liabilities which impacted our results of operations and earnings (loss) per share as reported in our Original 10-Q.

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

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

+ The Interactive Data Files on Exhibit 101 hereto (XBRL (Extensive Business Reporting Language) information) is furnished and not filed as part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE CALYPSO, INC.

Date:	October 9, 2013	By:	/s/ David S. Polster
		Name:	David S. Polster
		Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
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

+ The Interactive Data Files on Exhibit 101 hereto (XBRL (Extensive Business Reporting Language) information) is furnished and not filed as part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.

(b)  Reports on Form 8-K

None.

(c)  Financial Statement Schedules

None.