Form 10-Q/A
period 2012-06-30
BLUE CALYPSO, INC.
filed 2013-10-09
CIK 1399587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
(Amendment No. 2)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T

(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes  ☒No

 As of August 10, 2012 there were 125,054,907  shares of the issuer’s common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 2 hereby amends our Quarterly Report on Form 10-Q (“Form 10-Q/A”) for the period ended June 30, 2012, which was originally filed with the Securities and Exchange Commission on August 15, 2012 and subsequently amended on August 17, 2012 (the “Original 10-Q”). This Amendment is being filed mainly to include restated financial statements as described in Note 2, Restatement of Previously Issued Financial Statements of the Notes to the condensed consolidated financial statements. The condensed consolidated financial statements are being restated to reflect the following:

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

Specifically, the change in treatment of the warrants and the conversion feature embedded in certain convertible notes resulted in a change to the equity, and liability portions of the consolidated balance sheets as of June 30, 2012 and resulted in a loss on the fair value of the derivative liabilities which impacted our results of operations and earnings (loss) per share as reported in our Original 10-Q.

In addition, management determined that the Company had not properly accreted compensation expense for certain restricted stock grants for the period June 1, 2012 to March 31, 2013. The Company also discovered certain errors in our condensed statement of cash flows for the six months ended June 30, 2012.

In addition, the Company has concluded that these accounting changes constitue an additional deficiency in the Company’s internal control over financial reporting as of June 30, 2012 and that its disclosure controls and procedures were not effective as of June 30, 2012.

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

Part 1 – Item 1

BLUE CALYPSO INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(unaudited) (restated)
	June 30, 2012 unaudited	December 31, 2011 audited

ASSETS
Current assets:
Cash and cash equivalents	$91,826	$371,393
Shareholder subscriptions Receivable	120,000
Accounts Receivable	18,700	51,900
Prepaid expenses	16,928	34,806
Total current assets	247,454	458,100

Property and equipment, net of accumulated depreciation of $4,775 and $2,397 in 2012 and 2011 respectively	19,006	21,384

Capitalized software development costs, net of accumulated amortization of $242,204 and $133,279 in 2012 and 2011, respectively	898,090	814,874

Total assets	$1,164,550	$1,294,358

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	209,948	68,162
Accounts payable-affiliate	70,942	254,838
Accrued liabilities	72,980	96,962
Unearned revenue	20,877	24,174
Warrant liabilities	10,465,293	10,997,560
Conversion option liability	56,178	-
Total current liabilities	10,876,218	11,441,696

Notes payable – LMD Capital	292,548	-
Notes payable-affiliate	357,707	-
Total liabilities	11,546,473	11,441,696

Stockholders' equity (deficit)

Series A Convertible Preferred stock, par value $.0001 per share (Authorized 5,000,000 shares; issued and outstanding 1,700,000 and 1,500,000 shares at 6/30/12 and 12/31/11, respectively)	150	150
Common stock, par value $.0001 per share (Authorized 680,000,000 shares; issued and outstanding 125,054,907 shares
as of 6/30/12 and 126,845,641 shares at 12/31/11 respectively)	12,550	12,685
Additional paid in capital	7,192,491	3,954,102
Deferred compensation	(2,289,230)	(1,581,954)
Accumulated deficit during development stage	(15,297,884)	(12,532,321)
Total stockholders' equity (deficit)	(10,381,923)	(10,147,338)

Total liabilities and stockholders' equity (deficit)	$1,164,550	$1,294,358

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

BLUE CALYPSO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2012 (RESTATED) AND 2011; SIX MONTHS ENDED JUNE 30, 2012 (RESTATED) AND 2011 AND THE PERIOD SEPTEMBER 11, 2009 (DATE OF INCEPTION) TO JUNE 30, 2012(RESTATED)
	(UNAUDITED)		(UNAUDITED)
	(RESTATED)		(RESTATED)		(RESTATED)
					FROM INCEPTION SEP 11, 2009 TO June 30,2012
	Three months ended June 30, 2012	Three months ended June 30, 2011	Six months ended June 30 2012	Six months ended June 30 2011

REVENUE	$176	$1,278	$760	$6,036	$52,387
COST OF REVENUE	52,809	12,064	145,516	12,136	257,027
GROSS LOSS	(52,633)	(10,786)	(144,756)	(6,100)	(204,640)

OPERATING EXPENSES
Sales and marketing	190,098	54,791	433,523	128,222	1,301,185
General and administrative	2,520,232	116,050	3,482,858	184,763	4,592,942
Depreciation and Amortization	55,962	27,464	111,303	51,720	247,028
	2,766,292	198,305	4,027,684	364,705	6,141,155

LOSS FROM OPERATIONS	(2,818,925)	(209,091)	(4,172,440)	(370,805)	(6,345,795)

OTHER INCOME (EXPENSE)
Interest income	-	-	-	-	15
Interest expense	(578,809)	(26,341)	(584,509)	(39,393)	(658,757)
Change in fair value of derivative liabilities	2,417,965		1,991,385		(8,293,348)
	1,839,156	(26,341)	1,406,876	(39,393)	(8,952,090)

LOSS BEFORE INCOME TAX PROVISION	(979,769)	(235,432)	(2,765,564)	(410,198)	(15,297,885)

INCOME TAX PROVISION	-	-	-	-	-

NET LOSS	$(979,769)	$(235,432)	$(2,765,564)	$(410,198)	$(15,297,885)

Loss per share:
Basic and Diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted Average Shares Outstanding
Basic and Diluted	125,054,906	72,185,591	125,054,906	72,185,591

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

BLUE CALYPSO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
PERIOD FROM SEPTEMBER 11, 2009 (DATE OF INCEPTION) TO JUNE 30, 2012
(UNAUDITED) (RESTATED)
							Accumulated
							Deficit During	Total
	Preferred Stock		Common Stock		Additional	Deferred	Development	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Compensation	Stage	Equit (Deficit)

Beginning Balance, September 11, 2009	-	$ -	-	$ -	$ -	$ -	$ -	$ -

Net Loss	-	-	-	-	-	-	(23,653)	(23,653)

Ending Balance, December 31, 2009	-	-	-	-	-	-	(23,653)	(23,653)

Shares issued at $.0001 per share-3/10/2010	-	-	65,448,269	6,545	(5,525)	-	-	1,020

Affiliate payable converted to equity- 3/31/10	-	-	-	-	21,958	-	-	21,958

Net loss	-	-	-	-	-	-	(5,296)	(5,296)

Ending Balance, March 31, 2010	-	-	65,448,269	6,545	16,433	-	(28,949)	(5,971)

Restricted shares issued- 6/10/2010	-	-	5,133,198	513	(433)	(80)	-	-

Net loss	-	-	-	-	-	-	(82,668)	(82,668)

Ending Balance, June 30, 2010	-	-	70,581,467	7,058	16,000	(80)	(111,617)	(88,639)

Restricted shares issued- 9/20/2010	-	-	1,604,124	160	(135)	(25)	-	-

Net loss	-	-	-	-	-	-	(115,880)	(115,880)

Ending Balance, September 30, 2010	-	-	72,185,591	7,219	15,864	(105)	(227,497)	(204,519)

Restricted shares vested as of 12/31/10	-	-	-	-	-	22	-	22

Net loss	-	-	-	-	-	-	(185,191)	(185,191)

Ending Balance, December 31, 2010	-	-	72,185,591	7,219	15,864	(83)	(412,688)	(389,688)

Restricted shares issued- 1/10/11	-	-	1,283,299	128	(108)	(20)	-	-

Additional Paid-In Capital	-	-	-	-	10	-	-	10

Restricted shares vested as of 03/31/11	-	-	-	-	-	12	-	12

Net loss	-	-	-	-	-	-	(174,767)	(174,767)

Ending Balance, March 31, 2011	-	-	73,468,891	7,347	15,766	(91)	(587,455)	(564,433)

Restricted shares issued- 4/29/11	-	-	1,283,299	128	(108)	(20)	-	-

Restricted shares vested as of 06/30/11	-	-	-	-	-	15	-	15

Net loss	-	-	-	-	-	-	(235,432)	(235,432)

Ending Balance, June 30, 2011	-	-	74,752,190	7,475	15,658	(96)	(822,887)	(799,850)

Restricted shares cancelled 7/25/11	-	-	(2,887,423)	(288)	192	96	-	-

Restricted shares vested as of 09/30/11	-	-	-	-	-	-	-	-

Conversion of Debt 9/1/11	-	-	28,135,234	2,814	1,562,274	-	-	1,565,088

Reverse merger shares issued 9/1/11	-	-	24,974,700	2,497	(2,497)	-	-	-

Restricted shares issued- 9/8/11	-	-	320,825	32	21,752	(21,784)	-	(0)

Net loss	-	-	-	-	-	-	(621,271)	(621,271)

Ending Balance, September 30, 2011	-	-	125,295,526	12,530	1,597,379	(21,784)	(1,444,158)	143,967

Additional Paid-In Capital-Compensation Expense	-	-	-	-	4,239	-	-	4,239

Conversion of Debt to Pref Stock 10/17/11	1,500,000	150	-	-	1,499,850	-	-	1,500,000

Restricted shares vested as of 10/1/11	-	-	-	-	-	5,446	-	5,446

Restricted shares issued- 12/30/11	-	-	1,550,115	-	1,565,461	(1,565,616)	-	-

Allocation of proceeds from warrants – 12/31/11	-	-	-	-	(712,827)	-	-	(712,827)

Net loss	-	-	-	-	-	-	(11,088,163)	(11,088,163)

Ending Balance, December 31, 2011	1,500,000	$ 150	126,845,641	$ 12,685	$ 3,954,102	$ (1,581,954)	$ (12,532,321)	$ (10,147,338)

Purchase of Preferred Stock	200,000	-	-	-	200,000	-	-	200,000

Restricted Shares Issued	-	-	200,000	-	-	-	-	-

Stock Options - Deferred Income	-	-	-	-	-	763,480	-	763,480

Allocation of proceeds from warrants – 3/31/12	-	-	-	-	(946,049)	-	-	(946,049)

Net loss	-	-	-	-	-	-	(1,785,795)	(1,785,795)

Ending Balance, March 31, 2012	1,700,000	$ 150	127,045,641	$ 12,685	$ 3,208,052	$ (818,474)	$ (14,318,115)	$ (11,915,702)

Restricted Shares Issued	-	-	-	-	5,234,337	(5,234,337)	-	-

Restricted Shares Cancelled	-	-	(1,700,115)	(155)	(1,565,461)	1,565,616	-	-

Restricted Shares Unvested	-	-	(290,619)	(24)	(16,314)	16,338	-	-

Purchase of Common Stock - related to Private Offering	-	-	440,000	44	186,479	-	-	186,523

Release of Common from Shareholder	-	-	(440,000)	-	-	-	-	-

Stock Options - Deferred Income	-	-	-	-	-	2,181,627	-	2,181,627
Recording of restricted stock – 6/30/12	-	-	-	-	145,398	-	-	145,318
	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(979,769)	(979,769)

Ending Balance, June 30, 2012	1,700,000	$ 150	125,054,907	$ 12,550	$ 7,192,491	$ (2,289,230)	$ (15,297,884)	$ (10,381,923)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

BLUE CALYPSO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (RESTATED)

	Six months ended June 30, 2012	Six months ended June 30, 2011	FROM INCEPTION SEP 11, 2009 TO June 30, 2012

	(RESTATED)		(RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,765,564)	$(410,198)	$(15,297,885)
Adjustments to reconcile net loss to net cash
used in operating activities:
Change in fair value of derivative liability	(1,991,385)	-	8,293,348
Amortization of deferred debt discount	569,247	-	569,247
Depreciation and amortization expense	111,303	641	241,561
Amortization of vested restricted stock and options	3,090,506	-	3,095,974
(Increase) decrease in assets:
Accounts receivable	33,201	-	(18,699)
Prepaid expenses and other current assets	17,878	(70,501)	(16,928)
Increase (decrease) in liabilities:
Accounts payable	141,786	(48,816)	209,948
Accounts payable-affiliate	(183,896)	43,420	92,900
Accrued expenses	(23,983)	47,649	72,979
Deferred revenue	(3,296)	5,214	20,878
Cash used in operating activities	(1,004,203)	(432,591)	(2,736,677)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for software development	(192,142)	(124,124)	(1,034,877)
Cash paid for purchases of fixed assets	-	(3,311)	(23,781)
Cash used in investing activities	(192,142)	(127,435)	(1,058,658)

CASH FLOWS FROM FINANCING ACTIVITIES
Contributed capital received	-	37	1,170
Increase in Notes Payable - Affiliate	357,707	-	357,707
Shareholder Subscriptions Receivable	(120,000)	-	(120,000)
Increase in Notes Payable -LMD	292,548	-	292,548
Increase in Notes Payable	-	200,000	200,000
Sale of Common Stock associated with Private Placement	186,523	-	186,523
Purchase of Stock	200,000	-	-
Convertible Notes Payable	-	500,000	2,969,214
Cash provided by financing activities	916,778	700,037	3,887,162

Net increase in cash	(279,567)	140,011	91,826
Cash at beginning of year	371,393	113,511	-
Cash at end of year	$91,826	$253,522	$91,826

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$0	$-	$0
Cash paid for taxes	$-	$-	$-
Non-cash investing and financing activities:
Conversion of notes payable and accounts payable -former affiliate to common stock	$0	$-	$221,958
Former affiliate payable converted to note payable	$344,993	$0	$344,993
Conversion of notes payable to common and preferred stock	$0	$0	$2,769,214
Fair value of warrants issued in connection with preferred, common stock and notes payable	$4,710,159	$0	$15,832,892
Fair value of conversion option issued in connection with notes payable	$-	$-	$787,192
Fair value of warrants issued in settlement of accounts payable	$-	$-	$45,206
Issuance of stockholder subscription receivable	$120,000	$0	$120,000

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

2.  Restatement of Previously Issued Financial Statements

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

Specifically, the change in treatment of the warrants and the conversion feature embedded in certain convertible notes resulted in a change to the equity and liability portions of the consolidated balance sheets as of June 30, 2012 and resulted in an aggregate loss to date through June 30, 2012 on the fair value of the derivative liabilities which impacted our results of operations and earnings (loss) per share as reported in our Original 10-Q.

The effects of the revision on the accompanying balance sheet as of December 31, 2011 and June  30, 2012 is summarized below:

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

Condensed Consolidated Balance Sheet
June 30, 2012

	As previously reported	Adjustment	Reference	As Restated

Assets	$1,164,550	$-		$1,164,550

Current liabilities:
Conversion option liability	-	56,178	(a)	56,178
Warrant liabilities	-	10,465,293	(a)	10,465,293
Other current liabilities	374,747	0		374,747
Total current liabilities	374,747	10,521,471		10,896,218

Long term debt:	650,255	0		650,255
Total liabilities	1,025,002	10,521,471		11,546,473

Stockholders' deficiency
Series A convertible preferred stock	150	-		150
Common stock	12,550	-		12,550
Additional paid in capital	8,705,970	(1,513,479)	(a)	7,192,491
Additional paid in capital - deferred compensation	(2,289,230)	-	(a)	(2,289,230)
Deficit accumulated during the development stage	(6,289,892)	(9,007,992)	(a)	(15,297,884)
Total stockholders’ deficiency	139,548	(10,521,471)		(10,381,923)
				-
Total liabilities and stockholders' deficiency	$1,164,550	$-		$1,164,550

(a) Reclassify cumulative effect of reclassifying warrants and conversion options with reset provisions as a liability and adjustment for accretion of stock based compensation.

BLUE CALYPSO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
(unaudited) (restated)

CONDENSED NET LOSS ADJUSTMENTS BY QUARTER ENDED 6/30/12, SIX MONTHS ENDED 6/30/2012 AND INCEPTION TO 6/30/12

The effects of above described adjustments resulted in a change in the net gain or loss for the three month period ended June. 30, 2012, the six month period ended June 30, 2012 and from inception to date through June 30, 2012.

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012	Inception to Date June 30, 2012

Net Loss (as originally presented)	$(2,683,089)	$(4,042,304)	$(6,289,892)

Change in operating expenses	(145,398)	(145,398)	(145,398)
Change in fair value of derivative liabilities	2,417,965	1,991,386	(8,293,348)
Increase in interest expense related to derivative liabilities	(569,247)	(569,247)	(569,247)
Net gain or loss (as restated)	$(979,769)	$(2,765,564)	$(15,297,885)

Net loss per share - basic and diluted (as restated)	$(0.01)	$(0.02)

Weighted average shares outstanding - basic and diluted	125,054,906	125,054,906

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

Loss per Share

We have presented basic loss per share, computed on the basis of the weighted average number of common shares outstanding during the year, and diluted loss per share, computed on the basis of the weighted average number of common shares and all potentially dilutive common shares outstanding during the year. Potential common shares result from stock options, vesting of restricted stock grants and convertible notes. However, for the years presented, all outstanding stock options, restricted stock grants and convertible notes are anti-dilutive due to the losses incurred. Anti-dilutive common stock equivalents of  67,504,899 were excluded from the loss per share computation for the three months ended June 30, 2012.

Preferred Stock

Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. The Company classifies conditionally redeemable preferred shares, which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders’ deficiency.  As of June 30, 2012, the Company does not have any preferred shares subject to mandatory redemption outstanding.

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

The Company’s free standing derivatives consist of warrants to purchase common stock that were issued in connection with its private placement transactions (see Note 7) and embedded conversion options with convertible notes. The Company evaluated these derivatives to assess their proper classification in the condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011 using the applicable classification criteria enumerated under GAAP. The Company determined that certain common stock purchase warrants and the embedded conversion features do not contain fixed settlement provisions.  The exercise price of such warrants is subject to adjustment in the event that the Company subsequently issues equity securities or equity linked securities with exercise prices lower than the exercise price in these warrants. The convertible notes contained a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands.

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

Financial liabilities as of June 30, 2012 and December 31, 2011 measured at fair value on a recurring basis are summarized below:

	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities (as restated - see note 2)	$10,521,471	$--	$--	$10,521,471

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities (as restated - see note 2)	$10,997,560	$--	$--	$10,997,560

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

BLUE CALYPSO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
(unaudited) (restated)

The fair value of the warrants and the conversion options was calculated using a binomial lattice formula with the following weighted average assumptions during the three and six months ended June 30, 2012:

Dividend Yield	0.00%
Volatility	90.60% - 95.63%
Risk-free Interest Rate	0.16% - 0.72%
Term	4.2 – 4.8 years

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis for the six months ended June 30, 2012:

Balance - Beginning of period (as restated - see note 3)	$10,997,560
Aggregate fair value of derivative instruments issued	1,515,297

Change in fair value of derivative liabilities	(1,991,386)

Balance - End of period	$10,521,471

BLUE CALYPSO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
(unaudited) (restated)

5.  Property and Equipment

Property and equipment consist of the following at June 30, 2012 and December 31, 2011:

	6/30/2012	12/31/2011

Office Equipments	$23,781	$23,781
Less-Accumulated depreciation	(4,775)	(2,397)
Net property and equipment	$19,006	$21,384

Depreciation expense was $1,189 for the three months June 30, 2012.

6.  Intangibles

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
$ 898,090

7.  Income Tax Provision

The Company’s income taxes are recorded in accordance with ASC 740 “Income Taxes”. The tax effects of the Company’s temporary differences that give rise to significant portions of the deferred tax assets as of June 30, 2012 and 2011 consisted primarily of net operating losses totaling $979,769 and $235,432 which were fully reserved.  Deferred tax assets and liabilities are computed by applying the effective U.S. federal and state income tax rate to the gross amounts of temporary differences and other tax attributes.

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

BLUE CALYPSO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
(unaudited) (restated)

8.  Long Term Debt - Notes Payable (continued)

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

The Company recorded a gain (loss) on change in fair value of derivative liabilities of $1,991,385 and $0 for the six months ended June 30, 2012 and $2,417,965 and $0 for the three months ended June 30, 2012 and 2011, respectively.

10.  Stockholders’ Equity (Deficit)

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

BLUE CALYPSO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
(unaudited) (restated)

10.  Stockholders’ Equity (Deficit),  continued

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

BLUE CALYPSO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
(unaudited)  (restated)

10.  Stockholders’ Equity (Deficit), continued

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
		Weighted Average Exercise Price

	Outstanding Options

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

A total of 13,085,842 shares were granted in the quarter ended June 30, 2012 and will vest 1/3 in the first year following the grant and the balance over the following 8 calendar quarters. The share based compensation expense is $145,398 and $0 for quarters ended June 30, 2012 and June 30, 2011, respectively. As of June 30, 2012, unamortized stock compensation expense related to restricted stock is $5,248,621 and will be amortized over the remaining period of approximately 3 years.

BLUE CALYPSO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
(unaudited) (restated)

11.  Related Party Transactions

Aztec Systems, Inc. (“Aztec”) is an affiliate of the Company that provides administrative and technical support services to the Company.  The majority owner of Aztec was also the majority stockholder of the Company until the date of sale of Aztec on June 15, 2012. The Company incurred management fees of $ 9,064 and $11,827 and software development fees of $18,148 and $99,770 relating to Aztec Systems for quarter ended June 30, 2012 and June 30, 2011, respectively. The Company had accounts payable to Aztec Systems of $70,942 and $99,117 as of June 30, 2012 and June 30, 2011, respectively.

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

13.  Subsequent Events

The Company evaluated events or transactions occurring after June 30, 2012, the balance sheet date, through August 8, 2012, and October 9, 2013 as to Note 2, the date the financial statements were available to be issued, and determined any events or transactions which could impact the financial statements as of and for the quarter ended June 30, 2012.

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

Restatement of Previously Issued Financial Statements

This quarterly report contains the restated condensed consolidated balance sheet as of December 31, 2011 and the effects of the restated condensed consolidated statements of operations for the three months ended June 30, 2012 and six months ended June 30, 2012 and from September 11, 2009 (date of inception) through June 30, 2012.  Refer to Note 2 of the Notes to the accompanying Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further detail.

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

Specifically, the change in treatment of the warrants and the conversion feature embedded in certain convertible notes resulted in a change to the equity, and liability portions of the consolidated balance sheets as of June 30, 2012 and resulted in a loss on the fair value of the derivative liabilities which impacted our results of operations and earnings (loss) per share as reported in our Original 10-Q.

Results of Operations

Comparison of Three Months Ended June 30, 2012 and 2011

Net Loss.  For the three months ended June 30, 2012, we had a net loss of $979,769, as compared to a net loss of $235,432 for the three months ended June 30, 2011. The increase in net loss was due to three factors. The first was related to an increase in investment in sales, marketing, operations and administration in comparison to the three months ended June 30, 2011 of $212,463.  The second was related to the recording of a deferred compensation expense of $2,327,026 related to options vested during the three months ended June 30, 2012. The first two items were partially offset by a change in value in derivative liabilities that reflected a gain of $2,417,965.

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

               General and Administrative.  For the three months ended June 30, 2012, general and administrative expense were $2,520,232, as compared to $116,050 for the three months ended June 30, 2011.  The increase was due to non-cash deferred compensation expense related to stock options that vested in the current quarter totaling $2,181,628 and $145,398 amortization of restricted stock compensation expense. Also contributing to the increase were legal and professional expenses related to statutory filing process, patent legal and legal and accounting related to continued fund raising activities. General and administrative expenses primarily consisted of contract labor, outside services and professional fees.

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

Interest Expense. Interest expense was $578,809 for the three months ended June 30, 2012 in comparison to $26,341 for the three months ended June 30, 2011.  The current period interest expense related to two notes payable and $569,247 amortization of deferred debt discount.  The first to related party, Aztec Systems, Inc  (see footnote #11 in financial statements above).  The note has a per annum interest rate of 8%.  The balance at June 30, 2012 was $357,707 including accumulated accrued interest of $12,714.  The second is for a senior secured debentures  to LMD Capital, LLC in the amount of $292,548 including accrued interest of $2,548.

Comparison of Six Months Ended June 30, 2012 and 2011

Net Loss.  For the six months ended June 30, 2012, we had a net loss of $2,765,564 as compared to a net loss of $410,198 for the six months ended June 30, 2011.  The increase in net loss was due to three  factors. The first was related to an increase in investment in sales, marketing, operations and administration in comparison to the six months ended June 30, 2012 of $513,026. The second was related to the recording of a deferred compensation expense of $2,945,108 related to options vested and $145,398 restricted stock amortized during the six months ended June 30, 2012. The first two items were partially offset by a change in value in derivative liabilities that reflected a gain of $1,991,385.

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

General and Administrative.  For the six months ended June 30, 2012, general and administrative expenses were $3,482,858, as compared to $184,763 for the six months ended June 30, 2011. The increase was due to non-cash deferred compensation expense of $2,945,108 related to stock options that vested and $145,398 restricted stock compensation expense amortized in the six month period ended June 30, 2012.  Also contributed to the increase were legal and professional expenses related to statutory filing process, patent legal and legal and accounting related to continued fund raising activities. General and administrative expenses primarily consisted of contract labor, outside services and professional fees.

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

Interest Expense.  Interest expense was $584,509 for the six months ended June 30, 2012 in comparison to $39,393 for the six months ended June 30, 2011.  The current period interest expense related to two notes payable and $569, 247 amortization of deferred debt discount.  The first to related party, Aztec Systems, Inc., interest expense was $12,714 and the second is for a senior secured debentures  to LMD Capital, LLC., interest expense was $2,548.  At June 30, 2011, the Company had a total of $1,475,000 of subordinated convertible debt outstanding.

Cash Flows

Comparison of Six Months Ended June 30, 2012 and 2011

Cash used in operating activities during the six months ended June 30, 2012 was $1,004,203 and was comparable to $432,591 for the six months ended June 30, 2011. The change was due to a $2,355,366 increase in net loss, offset by the non-cash expense for deferred stock option compensation of $3,090,506 offset by non cash gain on the change in fair value of derivatives of 1,991,385. The other significant factor was the non-cash  increase in depreciation and amortization of $110,662.

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

Liquidity and Capital Resources

We are a development stage company and have incurred cumulative losses of $15,297,885 since beginning operations on September 11, 2009.  At June 30, 2012, we had a cash balance of $91,826 and negative working capital of $10,648,764.

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

Specifically, the change in treatment of the warrants and the conversion feature embedded in certain convertible notes resulted in a change to the equity, and liability portions of the consolidated balance sheets as of June 30, 2012 and resulted in a loss on the fair value of the derivative liabilities which impacted our results of operations and earnings (loss) per share as reported in our Original 10-Q.

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

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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