Form 10-Q/A
period 2012-09-30
BLUE CALYPSO, INC.
filed 2013-10-09
CIK 1399587

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

EXPLANATORY NOTE

This Amendment No. 1 hereby amends our Quarterly Report on Form 10-Q (“Form 10-Q/A”) for the period ended September 30, 2012, which was originally filed with the Securities and Exchange Commission on May 15, 2012 (the “Original 10-Q”). This Amendment is being filed mainly to include restated financial statements as described in Note 2, Restatement of Previously Issued Financial Statements of the Notes to the condensed consolidated financial statements. The condensed consolidated financial statements are being restated to reflect the following:

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

Specifically, the change in treatment of the warrants and the conversion feature embedded in certain convertible notes resulted in a change to the equity, and liability portions of the consolidated balance sheets as of September 30, 2012 and resulted in a loss on the fair value of the derivative liabilities which impacted our results of operations and earnings (loss) per share as reported in our Original 10-Q.

In addition, management determined that the Company had not properly accreted compensation expense for certain restricted stock grants for the period June 1, 2012 to March 31, 2013.

In addition, the Company has concluded that these accounting changes constitue an additional deficiency in the Company’s internal control over financial reporting as of September 30, 2012 and that its disclosure controls and procedures were not effective as of September 30, 2012.

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

BLUE CALYPSO INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(unaudited) (restated)

	September 30, 2012	December 31, 2011
	(restated)	(restated)

ASSETS
Current assets:
Cash and cash equivalents	$51,789	$371,393
Accounts Receivable	44,369	51,900
Prepaid expenses	24,251	34,807
Total current assets	120,409	458,100

Property and equipment, net of accumulated depreciation of $5,964 and $2,397 in 2012 and 2011 respectively	17,817	21,384

Capitalized software development costs, net of accumulated amortization of $298,185 and $133,279 in 2012 and 2011, respectively	866,284	814,874

Total assets	$1,004,510	$1,294,358

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	284,179	68,162
Accounts payable-affiliate - Aztec Systems	92,833	254,838
Accrued liabilities	107,821	96,962
Unearned revenue	37,177	24,174
Warrant liabilities	10,329,853	10,997,560
Conversion option liability	73,111	-
Total current liabilities	10,924,974	11,441,696

Notes payable - LMD	300,000	-
Notes payable-affiliate - Aztec Systems	364,861	-
Total liabilities	11,589,835	11,441,696

Stockholders' equity (deficit)

Series A Convertible Preferred stock, par value $.0001 per share (Authorized 5,000,000 shares; issued and outstanding 1,700,000 and 1,500,000 shares as of 9/30/12 and 12/31/11, respectively)	150	150
Common stock, par value $.0001 per share (Authorized 680,000,000 shares; issued, and outstanding 125,135,112 shares as of 9/30/12 and 126,845,641 shares at 12/31/11 respectively)	12,612	12,685
Additional paid in capital	7,831,775	3,954,102
Deferred compensation	(2,275,358)	(1,581,954)
Accumulated deficit during development stage	(16,154,504)	(12,532,321)
Total stockholders' equity (deficit)	(10,585,325)	(10,147,338)
Total liabilities and stockholders' equity (deficit)	$1,004,510	$1,294,358

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

BLUE CALYPSO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	(UNAUDITED)		(UNAUDITED)

	Three months ended	Three months ended	Nine months ended	Nine months ended	FROM INCEPTION
	September	September	September	September	September 11, 2009 TO
	2012	2011	2012	2011	September 30, 2012
	(RESTATED)		(RESTATED)		(RESTATED)

REVENUE	$9,547	$1,665	$10,307	$7,701	$61,934
COST OF REVENUE	8,717	58,958	154,233	71,093	265,744
GROSS LOSS	830	(57,293)	(143,926)	(63,392)	(203,810)

OPERATING EXPENSES
Sales and marketing	120,604	153,063	554,127	255,390	1,421,789
General and administrative	814,283	357,571	4,297,141	568,229	5,407,225
Depreciation and Amortization	57,170	32,599	168,474	84,319	304,198
	992,057	543,233	5,019,742	907,938	7,133,212

LOSS FROM OPERATIONS	(991,227)	(600,526)	(5,163,668)	(971,330)	(7,337,022)

OTHER INCOME (EXPENSE)
Interest income	-	-	-	-	15
Interest expense	(15,185)	(20,745)	(599,694)	(60,138)	(673,942)
Change in fair value of derivative liabilities	149,793		2,141,178		(8,143,555)
	134,608	(20,745)	1,541,484	(60,138)	(8,817,482)

LOSS BEFORE INCOME TAX PROVISION	(856,619)	(621,271)	(3,622,184)	(1,031,468)	(16,154,504)

INCOME TAX PROVISION	-	-	-	-	-

NET LOSS	(856,619)	(621,271)	(3,622,184)	(1,031,468)	(16,154,504)

Loss per share:
Basic and Diluted	$(0.01)	$(0.01)	$(0.03)	$(0.01)

Weighted Average Shares Outstanding
Basic and Diluted	138,431,367	72,185,591	131,461,321	73,285,040

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

BLUE CALYPSO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
PERIOD FROM SEPTEMBER 11, 2009 (DATE OF INCEPTION) TO SEPTEMBER 30, 2012
(UNAUDITED) (RESTATED)

							Accumulated
	Preferred Stock		Common Stock				Deficit During	Total
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Deferred Compensation	Development Stage	Stockholders' Equity (Deficit)

Beginning Balance, September 11, 2009	-	$ -	-	$ -	$ -	$ -	$ -	$ -

Net Loss	-	-	-	-	-	-	(23,653)	(23,653)

Ending Balance, December 31, 2009	-	-	-	-	-	-	(23,653)	(23,653)

Shares issued at $.0001 per share-3/10/2010	-	-	65,448,269	6,545	(5,525)	-	-	1,020

Affiliate payable converted to equity- 3/31/10	-	-	-	-	21,958	-	-	21,958

Net loss	-	-	-	-	-	-	(5,296)	(5,296)

Ending Balance, March 31, 2010	-	-	65,448,269	6,545	16,433	-	(28,949)	(5,971)

Restricted shares issued- 6/10/2010	-	-	5,133,198	513	(433)	(80)	-	-

Net loss	-	-	-	-	-	-	(82,668)	(82,668)

Ending Balance, June 30, 2010	-	-	70,581,467	7,058	16,000	(80)	(111,617)	(88,639)

Restricted shares issued- 9/20/2010	-	-	1,604,124	160	(135)	(25)	-	-

Net loss	-	-	-	-	-	-	(115,880)	(115,880)

Ending Balance, September 30, 2010	-	-	72,185,591	7,219	15,864	(105)	(227,497)	(204,519)

Restricted shares vested as of 12/31/10	-	-	-	-	-	22	-	22

Net loss	-	-	-	-	-	-	(185,191)	(185,191)

Ending Balance, December 31, 2010	-	-	72,185,591	7,219	15,864	(83)	(412,688)	(389,688)

Restricted shares issued- 1/10/11	-	-	1,283,299	128	(108)	(20)	-	-

Additional Paid-In Capital	-	-	-	-	10	-	-	10

Restricted shares vested as of 03/31/11	-	-	-	-	-	12	-	12

Net loss	-	-	-	-	-	-	(174,767)	(174,767)

Ending Balance, March 31, 2011	-	-	73,468,891	7,347	15,766	(91)	(587,455)	(564,433)

Restricted shares issued- 4/29/11	-	-	1,283,299	128	(108)	(20)	-	0

Restricted shares vested as of 06/30/11	-	-	-	-	-	15	-	15

Net loss	-	-	-	-	-	-	(235,432)	(235,432)

Ending Balance, June 30, 2011	-	-	74,752,190	7,475	15,658	(96)	(822,887)	(799,850)

Restricted shares cancelled 7/25/11	-	-	(2,887,423)	(288)	192	96	-	-

Restricted shares vested as of 09/30/11	-	-	-	-	-	-	-	-

Conversion of Debt 9/1/11	-	-	28,135,234	2,814	1,562,274	-	-	1,565,088

Reverse merger shares issued 9/1/11	-	-	24,974,700	2,497	(2,497)	-	-	-

Restricted shares issued- 9/8/11	-	-	320,825	32	21,752	(21,784)	-	(0)

Net loss	-	-	-	-	-	-	(621,271)	(621,271)

Ending Balance, September 30, 2011	-	-	125,295,526	12,530	1,597,379	(21,784)	(1,444,158)	143,967

Additional Paid-In Capital-Compensation Expense	-	-	-	-	4,239	-	-	4,239
Conversion of Debt to Pref Stock 10/17/11	1,500,000	150	-	-	1,499,850	-	-	1,500,000
Restricted shares vested as of 10/1/11	-	-	-	-		5,446	-	5,446
Restricted shares issued- 12/30/11	-	-	1,550,115	-	1,565,461	(1,565,616)	-	0
Allocation of proceeds from warrants – 12/31/11	-	-	-	-	(712,827)	-	-	(712,827)
Net loss	-	-	-	-	-	-	(11,088,163)	(11,088,163)

Ending Balance, December 31, 2011	1,500,000	150	126,845,641	12,685	3,954,102	(1,581,954)	(12,532,321)	(10,147,338)
Purchase of Preferred Stock	200,000	-	-	-	200,000	-	-	200,000
Restricted Shares Issued	-	-	200,000	-	-	-	-	-
Stock Options - Deferred Income	-	-	-	-	-	763,480	-	763,480
Allocation of proceeds from warrants – 3/31/12	-	-	-	-	(946,049)	-	-	(946,049)
Net loss	-	-	-	-	-	-	(1,785,795)	(1,785,795)
Ending Balance, March 31, 2012	1,700,000	150	127,045,641	12,685	3,208,052	(818,474)	(14,318,115)	(11,915,702)
	-	-	-	-
Restricted Shares Issued	-	-	-	-	5,234,337	(5,234,337)	-	-
Restricted Shares Cancelled	-	-	(1,700,115)	(155)	(1,565,461)	1,565,616	-	-
Restricted Shares - Unvested	-	-	(290,619)	(24)	(16,314)	16,338	-	-
Purchase of Common Stock - related to Private Offering	-	-	440,000	44	186,479	-	-	186,523
Release of Common Stock from Shareholder	-	-	(440,000)	-	-	-	-	-
Stock Options - Deferred Income	-	-	-	-	-	2,181,627	-	2,181,627
Recording of restricted stock – 6/30/12	-	-	-	-	145,398	-	-	145,398
Net loss	-	-	-	-	-	-	(979,769)	(979,769)

Ending Balance, June 30, 2012	1,700,000	150	125,054,907	12,550	7,192,491	(2,289,230)	(15,297,884)	(10,381,923)

Restricted Shares - vested	-	-	80,205	-	-	-	-	-
Purchase of Common Stock - related to Private Offering	-	-	450,000	62	232,438	-	-	232,500
Release of Common Stock from Shareholder	-	-	(450,000)	-	-	-	-	-
Stock Options - Deferred Income	-	-	-	-	-	13,872	-	13,872
July 2012 warrant adjustment	-	-	-	-	(29,349)	-	-	(29,349)
Recording of restricted stock	-	-	-	-	436,194	-	-	436,194
Net loss	-	-	-	-	-	-	(856,619)	(856,619)

Ending Balance September 30, 2012	1,700,000	$ 150	125,135,112	$12,612	$7,831,774	$(2,275,358)	$(16,154,503)	$(10,585,325)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

BLUE CALYPSO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (RESTATED)

	Nine months ended	Nine months ended	FROM INCEPTION
	September 30,	September 30,	SEP 11, 2009 TO
	2012	2011	June 30, 2012
	(RESTATED)		(RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,622,184)	$(1,031,468)	$(16,154,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	(2,141,178)	-	8,143,555
Amortization of deferred debt discount	571,184	-	571,184
Depreciation and amortization expense	168,473	33,240	298,731
Amortization of vested restricted stock and options	3,540,573	21,688	3,546,040
(Increase) decrease in assets:	-	-	-
Accounts receivable	7,532	(35,200)	(44,368)
Prepaid expenses and other current assets	10,555	(105,639)	(24,251)
Increase (decrease) in liabilities:	-	-	-
Accounts payable	216,017	22,188	284,179
Accounts payable-affiliate	(162,005)	43,420	114,791
Accrued expenses	29,859	(49,273)	126,820
Deferred revenue	13,004	38,749	37,178
Cash used in operating activities	(1,368,170)	(1,062,295)	(3,100,645)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for software development	(216,317)	(253,161)	(1,059,052)
Cash paid for purchases of fixed assets	-	(8,173)	(23,781)
Cash used in investing activities	(216,317)	(261,334)	(1,082,833)

CASH FLOWS FROM FINANCING ACTIVITIES
Contributed capital received	7,154	37	8,324
Increase in Notes Payable - Affiliate	357,707	-	357,707
Shareholder Subscriptions Receivable	-	-	-
Increase in Notes Payable -LMD	300,000	225,000	300,000
Increase in Notes Payable	-	-	200,000
Sale of Common Stock associated with Private Placement	400,022		400,022
Purchase of Stock	200,000	1,543,399	2,969,214
Convertible Notes Payable	-	500,000	-
Cash provided by financing activities	1,264,883	2,268,436	4,235,267

Net increase in cash	(319,604)	944,807	51,789
Cash at beginning of year	371,393	113,511	-
Cash at end of year	$51,789	$1,058,318	$51,789

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$0	$-	$0
Cash paid for taxes	$-	$-	$-
Non-cash investing and financing activities:
Conversion of notes payable and accounts payable -former affiliate to common stock	$0	$-	$221,958
Former affiliate payable converted to note payable	$344,993	$0	$344,993
Conversion of notes payable to common and preferred stock	$0	$-	$2,769,214
Fair value of warrants issued in connection with preferred, common stock and notes payable	$4,766,716	$0	$15,889,449
Fair value of conversion option issued in connection with notes payable	$-	$-	$787,192
Fair value of warrants issued in settlement of accounts payable	$-	$-	$45,206
Issuance of stockholder subscription receivable	$(120,000)	$0	$-

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

Specifically, the change in treatment of the warrants and the conversion feature embedded in certain convertible notes resulted in a change to the equity and liability portions of the consolidated balance sheets as of September 30, 2012 and resulted in a loss on the fair value of the derivative liabilities which impacted our results of operations and earnings (loss) per share as reported in our Original 10-Q.

The effects of the revision on the accompanying balance sheet as of December 31, 2011 and September 30, 2012 is summarized below:

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

Condensed Consolidated Balance Sheet
September 30, 2012

	As previously reported	Adjustment	Reference	As Restated

Assets	$1,004,510	$-		$1,004,510

Current liabilities:
Conversion option liability	-	73,111	(a)	73,111
Warrant liabilities	-	10,329,853	(a)	10,329,853
Other current liabilities	522,010	0		522,010
Total current liabilities	522,010	10,402,964		10,924,974

Long term debt:	664,861	0		664,861
Total liabilities	1,186,871	10,402,964		11,589,835

Stockholders' deficiency
Series A convertible preferred stock	150	-		150
Common stock	12,612	-		12,612
Additional paid in capital	8,938,408	(1,106,633)	(a)	7,831,775
Additional paid in capital - deferred compensation	(2,275,358)	-	(a)	(2,275,358)
Deficit accumulated during the development stage	(6,858,173)	(9,296,331)	(a)	(16,154,504)
Total stockholders’ deficiency	(182,361)	(10,402,964)		(10,585,325)

Total liabilities and stockholders' deficiency	$1,004,510	$-		$1,004,510

(a) Reclassify cumulative effect of reclassifying warrants and conversion options with reset provisions as a liability and adjustment for accretion of stock based compensation.

BLUE CALYPSO, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(unaudited) (restated)

The effects of above described adjustments resulted in a change in the net gain or loss for the three month period ended Sept. 30, 2012, the nine month period ended Sept. 30, 2012 and the inception to date period through Sept. 30, 2012.

	Three	Nine	Inception
	Months	Months	to
	Ended	Ended	Date
	Sept 30, 2012	Sept 30, 2012	Sept 30, 2012

Net Loss (as originally presented)	$(568,281)	$(4,610,585)	$(6,858,173)

Change in operating expenses	(436,194)	(581,592)	(581,592)
Change in fair value of derivative liabilities	149,793	2,141,178	(8,143,555)
Increase in interest expense related to derivative liabilities	(1,937)	(571,184)	(571,184)
Net gain or loss (as restated)	$(856,619)	$(3,622,183)	$(16,154,504)

Net loss per share - basic and diluted (as restated)	$(0.01)	$(0.03)

Weighted average shares outstanding - basic and diluted	138,431,367	131,461,321

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

Loss per Share

We have presented basic loss per share, computed on the basis of the weighted average number of common shares outstanding during the year, and diluted loss per share, computed on the basis of the weighted average number of common shares and all potentially dilutive common shares outstanding during the year. Potential common shares result from stock options, vesting of restricted stock grants and convertible notes. However, for the years presented, all outstanding stock options, restricted stock grants and convertible notes are anti-dilutive due to the losses incurred. Anti-dilutive common stock equivalents of 66,983,543 were excluded from the loss per share computation for the three months ended September 30, 2012.

BLUE CALYPSO, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(unaudited)  (restated)

3.  Summary of Significant Accounting Policies, continued

Preferred Stock

Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. The Company classifies conditionally redeemable preferred shares, which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders’ deficiency.  As of September 30, 2012, the Company does not have any preferred shares subject to mandatory redemption outstanding.

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

The Company’s free standing derivatives consist of warrants to purchase common stock that were issued in connection with its private placement transactions (see Note 7) and embedded conversion options with convertible notes. The Company evaluated these derivatives to assess their proper classification in the condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011 using the applicable classification criteria enumerated under GAAP. The Company determined that certain common stock purchase warrants and the embedded conversion features do not contain fixed settlement provisions.  The exercise price of such warrants is subject to adjustment in the event that the Company subsequently issues equity securities or equity linked securities with exercise prices lower than the exercise price in these warrants. The convertible notes contained a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands.

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
(unaudited)  (restated)

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

Financial liabilities as of September 30, 2012 and December 31, 2011 measured at fair value on a recurring basis are summarized below:

	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities (as restated - see note 2)	$10,402,965	$-	$-	$10,402,965

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities (as restated - see note 2)	$10,997,560	$--	$--	$10,997,560

BLUE CALYPSO, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(unaudited)  (restated)

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

The fair value of the warrants and the conversion options was calculated using a binomial lattice formula with the following weighted average assumptions during the three and nine months ended September 30, 2012:

Dividend Yield	0.00%
Volatility	88.82% to 95.63%
Risk-free Interest Rate	.14% - .62%
Term	1.8 – 4.5 years

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

BLUE CALYPSO, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(unaudited)  (restated)

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis for the three months ended September 30, 2013:

Balance - Beginning of period (as restated - see note 3)	$10,997,560
Aggregate fair value of derivative instruments issued	1,546,583

Change in fair value of derivative liabilities	(2,141,178)

Balance - End of period	$10,402,965

5.  Property and Equipment

Property and equipment consist of the following at September 30, 2012 and December 31, 2011:

	9/30/2012	12/31/2011
Office Equipment	$23,781	$23,781
Less: Accumulated depreciation	(5,964)	(2,397)
Net property and equipment	$17,817	$21,384

Depreciation expense was $1,189 for the three months September 30, 2012.

6.  Intangibles

Intangible assets consist of the following at September 30, 2012 and December 31, 2011:

	9/30/2012	12/31/2011
Capitalized Software Development Costs	$1,164,469	$948,153
Less: Accumulated amortization	(298,185)	(133,279)
Net capitalized development costs	$866,284	$814,874

BLUE CALYPSO, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(unaudited)  (restated)

6.  Intangibles, continued

The amortization expense relating to the capitalized development costs was $54,152 and $32,107 for the three months ended September 30, 2012 and 2011, respectively.  Amortization expense for the next five years is estimated to be as follows:

Capitalized Development Cost Amortization

2012	$55,981
2013	233,842
2014	233,842
2015	210,657
2016	119,006
2017	12,956
$$866,284

7.  Income Tax Provision

The Company’s income taxes are recorded in accordance with ASC 740 “Income Taxes”. The tax effects of the Company’s temporary differences that give rise to significant portions of the deferred tax assets for the quarter ended September 30, 2012 and 2011 consisted primarily of net operating losses totaling $856,619 and $621,271 which were fully reserved.  Deferred tax assets and liabilities are computed by applying the effective U.S. federal and state income tax rate to the gross amounts of temporary differences and other tax attributes.

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

The Company recorded a gain (loss) on change in fair value of derivative liabilities of $2,141,178 and $0 for the nine months ended September 30, 2012 and $149,793 and $ 0 for the three months ended September 30, 2012 and 2011, respectively.

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

BLUE CALYPSO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(unaudited)  (restated)

10.  Stockholders’ Equity (Deficit),  continued

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

The following table summarizes the restricted stock activity for the period ended September 30, 2012:

Restricted Shares Activity:
Restricted shares issued as of December 31, 2011	1,870,940
Granted during three months ended March 31, 2012	200,000
Granted during three months ended June 30, 2012	13,085,842
Forfeited during three months ended June 30, 2012	(1,700,115)
Granted during three months ended September 30, 2012	0
Forfeited during three months ended September 30, 2012	0
Total Restricted Shares Issued at September 30, 2012	13,456,667
Vested at September 30, 2012	(160,412)
Unvested restricted shares as of September 30, 2012	13,296,255

A total of 13,085,842 shares were granted in the quarter ended June 30, 2012 and will vest 1/3 in the first year following the grant and the balance over the following 8 calendar quarters. The share based compensation expense is $436,194 and $0 for quarters ended September 30, 2012 and September 30, 2011, respectively.  As of September 30, 2012, the unamortized stock compensation expense related to restricted stock is $4,812,427 and will be amortized over the remaining period of approximately 3 years.

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

The Company has limited cash availability at the Balance Sheet date.  The Company’s ability to continue operations on an ongoing basis are dependent on receiving additional investment monies. Management is currently attempting to secure additional investment monies through the private placement transaction described in footnote # 13 below. There is a high level of uncertainty as to whether these efforts will be successful.

13.  Subsequent Events

The Company evaluated events or transactions occurring after September 30, 2012, the balance sheet date, through November 14, 2012 and also October 9, 2013 as to Note 2, the date the financial statements were available to be issued, and determined any events or transactions which could impact the financial statements as of and for the quarter ended September 30, 2012.

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

On October 17, 2012, the Company and LMD Capital, LLC signed an agreement that extended the due date of the debentures issued to LMD to November 30, 2012 (footnote # 8 above).  On October 31, 2012, LMD loaned an additional $65,000 to the Company bringing the outstanding principal balance of the 8% debentures to $365,000. On November 14, 2012, LMD loaned an additional $50,000 to the Company bringing the outstanding principal balance of the 8% debentures to $415,000.

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

Restatement of Previously Issued Financial Statements

This quarterly report contains the restated condensed consolidated balance sheet as of December 31, 2011 and the effects of the restated condensed consolidated statements of operations for the three months ended September 30, 2012 and the nine months ended September 30, 2012 and from September 11, 2009 (date of inception) through September 30, 2012.  Refer to Note 2 of the Notes to the accompanying Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further detail.

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

Specifically, the change in treatment of the warrants and the conversion feature embedded in certain convertible notes resulted in a change to the equity, and liability portions of the consolidated balance sheets as of September 30, 2012 and resulted in a loss on the fair value of the derivative liabilities which impacted our results of operations and earnings (loss) per share as reported in our Original 10-Q.

Results of Operations

Comparison of Three Months Ended September 30, 2012 and 2011

Net Loss.  For the three months ended September 30, 2012, we had a net loss of $856,617, as compared to a net loss of $621,270 for the three months ended September 30, 2011.  The increase in net loss was due to three factors.  The first was related to a decrease in investment in sales, marketing expenses of $32,459 and the second was an  increase in operations expenses of $450,066.   These were partially offset by a gain related to a change in the fair value of derivative liabilities of $149,793.

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

General and Administrative.  For the three months ended September 30, 2012, general and administrative expenses were $814,283 as compared to $357,571 for the three months ended September 30, 2011.  .  The increase was due to non-cash deferred compensation expense related to stock options and restricted stock that vested in the current quarter totaling $450,066.

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

Interest Expense.  Interest expense was $15,185 for the three months ended September 30, 2012 in comparison to $20,745 for the three months ended September 30, 2011.  The current period interest expense related to two (2) notes payable. The first to related party, Aztec Systems, Inc  (see footnote #11 in financial statements above). The note has a per annum interest rate of 8%.  The balance at September 30, 2012 was $364,861.  The second is for senior secured debentures to LMD Capital, LLC in the amount of $300,000.

Comparison of Nine Months Ended September 30, 2012 and 2011

Net Loss.  For the nine months ended September 30, 2012, we had a net loss of $3,622,184 as compared to a net loss of $1,031,467 for the nine months ended September 30, 2011. The increase in net loss was due to four factors. The first was related to an increase in general and administration in comparison to the nine months ended September 30, 2011 of $504,205. The second was related to the recording of a deferred compensation expense of $3,540,573 related to options and restricted vestingrduring the nine months ended September 30, 2012. Third, was a gain related to the change in fair value of derivative liabilities of $2,141,178 in the current year. Lastly, interest expense was $599,694 in the current period companted to $60,138 in the prior year die to interest of $571,184 related to interest associated with the recording of derivative liabilities.

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

General and Administrative.  For the nine months ended September 30, 2012, general and administrative expenses were $4,297,141as compared to $568,229 for the nine months ended September 30, 2011.  The increase was due to non-cash deferred compensation expense related to stock options and restricted stock that vested in the current nine months totaling $3,540,573.  Also contributing to the increase were legal and professional expenses related to statutory filing process, patent legal and legal and accounting related to the continued fund raising activities. General and administrative expenses primarily consisted of contract labor, outside services and professional fees.

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

Interest Expense.  Interest expense was $599,694 for the nine months ended September 30, 2012 in comparison to $60,138 for the nine months ended September 30, 2011.  The current period interest expense related to two  notes payable. The first to Aztec Systems, Inc., interest expense was $19,963 and the second is for 8% senior secured debentures to LMD Capital, LLC, interest expense was $8,547.  Also impacting the current period was $571,184 of interest expense associated with accounting for derivative liabilities. At September 30, 2011, the Company had a total of $1,500,000 of subordinated convertible debt outstanding. The Company incurred interest expense of $60,138 for the nine month period ended September 30, 2011.

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

Liquidity and Capital Resources

We are a development stage company and have incurred cumulative losses of $16,154,504 since beginning operations on September 11, 2009.  At September 30, 2012, we had a cash balance of $51,789 and negative working capital of $10,804,565.

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

On April 19, 2012 the Company entered into a securities purchase agreement with an existing stockholder pursuant to which the Company issued  (i) a senior secured convertible debenture in the original aggregate principal amount of $35,000  and  (ii) a warrant to purchase 6,500,000 shares of common stock of the Company, and the buyer covenanted to purchase up to an additional $465,000 of senior secured convertible debentures in a series of four closing at such times as may be designated by the Company in its sole discretion through October 19, 2012.  The balance outstanding under this agreement was $292,548.  The convertible debentures mature on October 19, 2012 and bear an interest rate of 8%. On October 17, 2012, the Company and LMD Capital, LLC signed an agreement that extended the due date of the debentures issued to LMD Capital to November 30, 2012 (footnote # 8 in the financial statements above). On October 31, 2012, LMD loaned an additional $65,000 to the Company bringing the outstanding principal balance of the 8% debentures to $365,000. On November 14, 2012, LMD loaned an additional $50,000 to the Company bringing the outstanding balance of the 8% debentures to $415,000.

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

Contractual Obligations

During 2011, the Company had a significant contractual obligation consisting of convertible promissory notes payable of $1,500,000 that would have been due on December 1, 2011. These promissory notes automatically converted into 1,500,000 shares of Series A Convertible Preferred Stock on October 17, 2011. During the three months ended March 31, 2012, an additional 200,000 shares of Series A Convertible Preferred Stock were issued that provided $200,000 of funding in the quarter. As indicated in footnote 11 of the financial statements, Blue Calypso has engaged the services of a related party, Aztec Systems, Inc., for software development, use of network operating center, and accounting.  We have warrants outstanding for a total of 31,536,818 shares at a price of $0.10 per share. We also have warrants outstanding for a total of 106,000 shares at a price of $0.75 per share.

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

Specifically, the change in treatment of the warrants and the conversion feature embedded in certain convertible notes resulted in a change to the equity, and liability portions of the consolidated balance sheets as of September 30, 2012 and resulted in a loss on the fair value of the derivative liabilities which impacted our results of operations and earnings (loss) per share as reported in our Original 10-Q.

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

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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