Form 10-K/A
period 2012-12-31
BLUE CALYPSO, INC.
filed 2013-10-09
CIK 1399587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐. No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒.

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ . No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐. No ☒

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

EXPLANATORY NOTE

This Amendment No. 1 hereby amends our Annual Report on Form 10-K (“Form 10-K/A”) for the period ended December 31, 2012, which was originally filed with the Securities and Exchange Commission on March 29, 2013 (the “Original 10-K”). This Amendment is being filed mainly to include restated financial statements as described in Note 2, Restatement of Previously Issued Financial Statements of the Notes to the condensed consolidated financial statements. The condensed consolidated financial statements are being restated to reflect the following:

On August 26, 2013, after consulting with the Company’s Audit Committee and with the Company’s newly appointed Independent Registered Public Accounting Firm, management changed its accounting for certain of the Company’s warrants previously issued in connection with preferred stock and common stock and conversion features related to previously issued convertible notes which were recorded in periods prior to the engagement of Marcum LLP in order to comply with US GAAP. Such warrants and the embedded conversion options should have been reflected as liabilities on the consolidated balance sheets included in the Original 10-K, rather than as a component of equity.

Specifically, the change in treatment of the warrants and the conversion feature embedded in certain convertible notes resulted in a change to the equity, and liability portions of the consolidated balance sheets as of December 31, 2012 and resulted in a loss on the fair value of the derivative liabilities which impacted our results of operations and earnings (loss) per share as reported in our Original 10-K.

In addition, management determined that the Company had not properly accreted compensation expense for certain restricted stock grants for the period June 1, 2012 to March 31, 2013.

In addition, the Company has concluded that these accounting changes constitue an additional deficiency in the Company’s internal control over financial reporting as of December 31, 2012 and that its disclosure controls and procedures were not effective as of December 31, 2012.

The following sections of this Form 10-K/A have been amended to reflect the restatement:

•         Part I – Item 1 – Financial Statements and Notes to the Condensed Consolidated Financial Statements;

•         Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations; and

•         Part I – Item 4 – Controls and Procedures.

For the convenience of the reader, this Form 10-K/A sets forth the Original 10-K in its entirety, as amended by, and to reflect the restatements, as described above. Except as described above, the Company has not modified or updated disclosures presented in this Amendment No. 1. Accordingly, this Amendment No. 1 does not reflect events occurring after the Original 10-K or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by the restatements is unchanged and reflects the disclosures made at the time of filing of the Original 10-K.

This Form 10-K/A has been signed as of a current date and all certifications of the Company’s Chief Executive Officer/Principal Executive Officer and Chief Financial Officer/Chief Accounting Officer and Principal Financial Officer are given as of a current date. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings with the Securities and Exchange Commission subsequent to the filing of the Original 10-K, including any amendments to those filings.

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

We also face competition from other mobile and Internet advertising providers, including companies that are not yet known to us. We may compete with companies that sell products and services online, because these companies, like us, are trying to attract users to their websites to search for information about products and services. In addition to Internet companies, we face competition for advertising dollars from companies that offer traditional media advertising

We compete to attract and retain relationships with endorsers and advertisers.The bases on which we compete differ among the groups.

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

We incurred net losses of $5,075,659 and $12,119,633 for the years ended December 31, 2012 and December 31, 2011, respectively. As of December 31, 2012, we had a stockholders’ deficit of $11,042,419. While a significant portion of the loss is attributed to 2012 is non-cash equity compensation expense, we cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise in the relatively new and volatile market for product marketing and branding through social media communities. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue model. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

As of March 28, 2013, we have granted options to purchase 13,979,073 shares of common stock and have reserved 16,941,008 shares of our common stock for future issuance pursuant to our 2011 Long-Term Incentive Plan.We have also granted restricted stock awards totaling 13,456,667 shares of our common stock. In addition, as of March 28, 2013, we have reserved for issuance 25,036,818 shares of our common stock for issuance upon conversion or outstanding convertible preferred stock and 32,495,755 shares of our common stock for issuance upon exercise of outstanding warrants. The respective exercise prices of certain of our outstanding warrants are also subject to anti-dilution adjustments. As of  March 28, 2013, we have also reserved 3,433,333 shares of our common stock for issuance upon conversion of outstanding convertible debentures. The conversion price of our outstanding convertible debentures are also subject to anti-dilution adjustments. On December 12, 2012, we entered into a financial advisory agreement, pursuant to which we agreed to issue 4.9% of our issued and outstanding common stock on a fully-diluted basis to such financial advisor in the event that we complete capital raising transactions that generate at least $4 million in net proceeds and complete an uplisting of our common stock to a national securities exchange during the term of the agreement.

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

	High	Low
Fiscal Year 2011
Third Quarter (commencing September 14, 2011)	$3.00	$3.00
Fourth Quarter	$1.10	$1.01
Fiscal Year 2012
First Quarter (through March 31, 2012)	$1.05	$1.00
Second Quarter	$0.92	$0.40
Third Quarter	$0.98	$0.65
Fourth Quarter	$0.85	$0.30

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The statements made herein for fiscal 2012 and beyond represent “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and are subject to a number of risks and uncertainties.These include, among other risks and uncertainties, whether we will be able to generate sufficient cash flow from our operations or other sources to fund our working capital needs, maintain existing relationships with our lender, successfully introduce and attain market acceptance of any new products, attract and retain qualified personnel both in our existing markets and in new territories in an extremely competitive environment, and potential obsolescence of our technologies.

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

Impairment of Long-Lived Tangible Assets and Definite-Lived Intangible Assets

 Long-lived tangible assets and definite lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable.Recoverability of assets held and used is generally measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by that asset. If it is determined that the carrying amount of an asset may not be recoverable, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

Concentrations of Credit Risk

Significant concentrations of credit risk may arise from our cash maintained in the bank.We maintain cash in quality financial institutions; however, at times, cash balances may exceed the federal deposit insurance limits.

Advertising and Marketing

Our advertising and marketing costs, which consist primarily of marketing and trade show costs, business development and printed promotional and sales presentation materials, are charged to expense when incurred.

Restatement of Previously Issued Financial Statements

This annual report contains the restated consolidated balance sheet as of December 31, 2012 and 2011 and the effects of the restated consolidated statements of operations for the years ended December 31, 2012 and 2011 and from September 11, 2009 (date of inception) through December 31, 2012.  Refer to Note 2 of the Notes to the accompanying  Consolidated Financial Statements in this Annual Report on Form 10-K for further detail.

On August 26, 2013, after consulting with the Company’s Audit Committee and with the Company’s newly appointed Independent Registered Public Accounting Firm, Marcum LLP, management changed its accounting for certain of the Company’s warrants previously issued in connection with preferred stock and common stock and conversion features related to previously issued convertible notes which were recorded in periods prior to the engagement of Marcum LLP in order to comply with US GAAP. Such warrants and the embedded conversion options should have been reflected as liabilities on the consolidated balance sheets included in the Original 10-K, rather than as a component of equity.

Specifically, the change in treatment of the warrants and the conversion feature embedded in certain convertible notes resulted in a change to the equity, and liability portions of the consolidated balance sheets as of December 31, 2012 and resulted in a loss on the fair value of the derivative liabilities which impacted our results of operations and earnings (loss) per share as reported in our Original 10-K.

Results of Operations

Comparison of Twelve Months Ended December 31, 2012 and 2011 Net Loss: For the twelve months ended December 31, 2012, we had a net loss of $5,075,659 compared to a net loss of $12,119,633 for the twelve months ended December 31, 2011. The decrease was primarily due to a favorable change in fair value of derivative liabilities in 2012 of $668,082 versus a loss of $10,342,150 in change in fair value of derivative liabilities of $10,284,733 in the prior year. Another significant impact was related to deferred compensation for stock options and restricted stock awards which totaled $3,228,957 in the current year. Finally, selling, general and administrative expense increased by $439,223 to $1,977,885 as a result of increased investment in operations, development and administration  as we have ramped up our operations efforts.

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

General and Administrative.  For the twelve months ended December 31, 2012, general and administrative expenses were $4,786,152, as compared to $862,455 for the twelve months ended December 31, 2011. The increase was primarily due to deferred compensation expenses of $2,205,727 related to stock options and $1,017,786 accretion of compensation  for restricted stock granted in 2012. Also contributing to the increase was  the hiring of a new Chief Executive Officer as well as legal and professional expenses related to meeting the compliance requirements of a publicly owned company as well as costs associated with continued fund raising efforts. We also had increase public relations expenses in the year ended December 31, 2012 as we sought to increase awareness of the Company in the financial community as well as our prospective customer base.

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

Interest Expense.  Interest expense was $659,005 for the twelve months ended December 31, 2012 as compared to $57,417 for the twelve months ended December 31, 2011. Interest expense was incurred related to the Company’s long-term debt obligations at various interest rates ranging from 8% to 10%.  Also, there was interest related to the amortization of a note payable for $573,019 in 2012.

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

Liquidity and Capital Resources

We are a development stage company and have incurred cumulative losses of $17,607,980 since beginning operations on September 11, 2009.  At December 31, 2012, we had a cash balance of $218,798 and negative working capital of $11,745,996.

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

On April 19, 2012 the Company entered into a securities purchase agreement with an existing stockholder pursuant to which the Company issued  (i) a senior secured convertible debenture in the original aggregate principal amount of $35,000  and  (ii) a warrant to purchase 6,500,000 shares of common stock of the Company, and the buyer covenanted to purchase up to an additional $465,000 of senior secured convertible debentures in a series of four closing at such times as may be designated by the Company in its sole discretion through October 19, 2012.  The balance outstanding under this agreement was $292,548.  The convertible debentures mature on October 19, 2012 and bear an interest rate of 8%. On October 17, 2012, the Company and LMD Capital, LLC signed an agreement that extended the due date of the debentures issued to LMD Capital to November 30, 2012. On October 31, 2012, LMD loaned an additional $65,000 to the Company bringing the outstanding principal balance of the 8% debentures to $365,000. On November 14, 2012, LMD loaned an additional $50,000 and on November 30, 2012, LMD loaned an additional $50,000 to the Company bringing the outstanding balance of the 8% debentures as of December 31, 2012 to $465,000.  The 8% debentures were due on November 31, 2012 and are currently past due. We are currently in discussions with the lender regarding a further extension of the 8% debentures, however we can provide no assurance that such extension will be granted, and if granted, on terms acceptable to us. Our inability to satisfy these obligations upon demand by the lender may subject us to costly litigation and adversely affect our business, financial condition, and results of operations.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K/A. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Restatement of Previously Issued Financial Statements. On August 26, 2013, after consulting with the Company’s Audit Committee and with the Company’s newly appointed Independent Registered Public Accounting Firm, Marcum LLP, management changed its accounting for certain of the Company’s warrants previously issued in connection with preferred stock and common stock and conversion features related to previously issued convertible notes which were recorded in periods prior to the engagement of Marcum LLP in order to comply with US GAAP. Such warrants and the embedded conversion options should have been reflected as liabilities on the consolidated balance sheets included in the Original 10-K, rather than as a component of equity.

Specifically, the change in treatment of the warrants and the conversion feature embedded in certain convertible notes resulted in a change to the equity, and liability portions of the consolidated balance sheets as of December 31, 2012 and resulted in a loss on the fair value of the derivative liabilities which impacted our results of operations and earnings (loss) per share as reported in our Original 10-K.

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

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Compensation Committee. We established a compensation committee of the board of directors October 25, 2011. The compensation committee consists of Messrs.Wolfman, Thomas and Malloy, each of whom our board has determined qualifies as an independent director under Section 5605(a)(2) of the rules of the Nasdaq Stock Market, as an “outside director” for purposes of Section 162(m) of the Internal Revenue Code and as a “non- employee director” for purposes of Section 16b-3 under the Exchange Act. The function of the compensation committee is to assist the board in overseeing our management compensation policies and practices, including (i) determining and approving the compensation of the our chief executive officer and other executive officers, (ii) reviewing and approving management incentive compensation policies and programs, and exercising discretion in the administration of such programs, (iii) reviewing and approving the form and amount of director compensation and (iv) reviewing and approving equity compensation programs for employees and exercising discretion in the administration of such programs. Copies of our compensation committee charter can be obtained free of charge from our web site, www.bluecalypso.com.

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

ITEM 11.  EXECUTIVE COMPENSATION

2012 and 2011 Summary Compensation Table

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

On May 31, 2012, we granted stock options under the Blue Calypso, Inc. 2011 Long-Term Incentive Plan to the directors as follows:

Name	Shares Subject to Option	Exercise Price	Vesting Provisions	Expiration Date
Charles Thomas (1)	375,000	$ 0.454	Pro-rata vesting quarterly over two years	May 31, 2022
Ian Wolfman (1)	375,000	$ 0.454	Pro-rata vesting quarterly over two years	May 31, 2022

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number and percentage of outstanding shares of common stock and other classes of our equity securities entitled to vote on all matters submitted to a vote by holders of common stock beneficially owned as of March 28, 2013, by (i) each of our directors and named executive officers; (ii) all persons who are known by us to be beneficial owners of 5% or more of our outstanding common stock; and (iii) all of our officers and directors as a group.  The percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Unless otherwise noted, to our knowledge and subject to community property laws where applicable,  each of the persons listed below has sole voting and investment power with respect to the shares indicated as beneficially owned by such person.  Our common stock is our only class of voting securities.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

We have engaged Montgomery Coscia Greilich LLP, Certified Public Accountants for the audits of our financial statements for the years ended December 31, 2012 and 2011, respectively, and the reviews of our financial statements contained in each of our quarterly reports on Form 10-Q during the years ended December 31, 2012 and 2011.

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

Blue Calypso, Inc.

Date: October 9, 2013	/s/ Willam Ogle
William Ogle Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Ogle William Ogle	President, Chief Executive Officer and Director (Principal Executive Officer)	October 9, 2013

/s/ David Polster David Polster	Chief Financial Officer (Principal Financial and Accounting Officer)	October 9, 2013

/s/ Andrew Levi Andrew Levi	Director	October 9, 2013

/s/Charles Thomas Charles Thomas	Director	October 9, 2013

/s/ Ian Wolfman Ian Wolfman	Director	October 9, 2013

/s/Andrew Malloy Andrew Malloy	Director	October 9, 2013

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has had recurring losses from operations, negative cash flows from operating activities and has an accumulated deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As further discussed in Note 2 to the financial statements, restatement adjustments were made to the financial statements for the year ended December 31, 2012 and 2011 with regard  to a loss on change in fair value of derivative liabilities  of $10,284,733 for the year ended December 31, 2011 and a change in fair value of derivative liabilities of $1,668,082, an increase in interest expense related to derivative liabilities of $611,007 and an understatement of restricted stock expense of $1,017,786 for the year ended December 31, 2012.

/s/ Montgomery Coscia Greilich LLP
Plano, Texas
March 28, 2013 except for Note 2, which is dated October 9, 2013

BLUE CALYPSO INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2012 AND 2011

	2012 (RESTATED)	2011 (RESTATED)

ASSETS
Current assets:
Cash and cash equivalents	218,798	371,393
Accounts receivable	43,868	51,900
Prepaid expenses	3,052	34,807
Total current assets	265,718	458,100

Property and equipment, net of accumulated depreciation of $7,153 and $2,397 in 2012 and 2011 respectively	16,628	21,384

Capitalized software development costs, net of accumulated amortization of $352,957 and $133,279 in 2012 and 2011, respectively	923,449	814,874

Total assets	$1,205,795	$1,294,358

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	84,947	68,162
Accounts payable-affiliate	-	254,838
Accrued liabilities	186,508	96,962
Unearned revenue	10,000	24,174
Notes payable - LMD	465,000	-
Notes payable-affiliate (net of discount of $244,705)	301,253	-
Debt liability -derivative	109,802	-
Warrant liabilities	10,854,204	10,997,560
Total current liabilities	12,011,714	11,441,696

Note payable - debentures (net of discount of $213,500)	236,500	-
Commitments and contingencies (note 13)	-	-

Total liabilities	12,248,214	11,441,696

Stockholders' equity (deficit)
Series A convertible preferred stock, par value $.0001 per share (Authorized 5,000,000 shares; issued and outstanding 1,700,000 shares)	170	150
Common stock, par value $.0001 per share (Authorized 680,000,000 shares; issued and outstanding 125,135,113 shares as of 12/31/12 and 126,845,641 shares at 12/31/11 respectively)	12,514	12,685
Additional paid in capital	9,533,095	3,954,102
Deferred compensation	(2,980,218)	(1,581,954)
Accumulated deficit during development stage	(17,607,980)	(12,532,321)
Total stockholders' equity (deficit)	(11,042,419)	(10,147,338)

Total liabilities and stockholders' equity (deficit)	$1,205,795	$1,294,358

BLUE CALYPSO INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

			FROM INCEPTION SEP 11, 2009 TO DEC 31, 2012 (RESTATED)

	2012 (RESTATED)	2011 (RESTATED)

REVENUE	$74,584	$51,590	$126,211
COST OF REVENUE	155,022	111,511	266,533
GROSS LOSS	(80,438)	(59,921)	(140,322)
			-
OPERATING EXPENSES			-
Sales and marketing	420,692	731,483	1,288,354
General and administrative	4,786,152	862,455	5,896,236
Depreciation and amortization	797,454	123,624	933,179
	6,004,298	1,717,562	8,117,769

LOSS FROM OPERATIONS	(6,084,736)	(1,777,483)	(8,258,091)

OTHER INCOME (EXPENSE)
Interest income	-	-	15
Interest expense	(659,005)	(57,417)	(733,253)
Change in fair value of derivative liabilities	1,668,082	(10,284,733)	(8,616,651)
	1,009,077	(10,342,150)	(9,349,889)
LOSS BEFORE INCOME TAX PROVISION	(5,075,659)	(12,119,633)	(17,607,980)

INCOME TAX PROVISION	-	-	-

NET LOSS	(5,075,659)	(12,119,633)	(17,607,980)

Loss per share:
Basic and Diluted	$(0.04)	$(0.13)

Weighted Average Shares Outstanding
Basic and Diluted	133,060,503	90,751,588

BLUE CALYPSO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
PERIOD FROM SEPTEMBER 11, 2009 (DATE OF INCEPTION) TO DECEMBER 31, 2012
(UNAUDITED) (RESTATED)
							Accumulated Deficit During Development Stage
								Total Stockholders' Equity (Deficit)
	Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Compensation
	Shares	Amount	Shares	Amount

Beginning Balance, September 11, 2009	-	$-	-	$-	$-	$-	$-	$-

Net Loss	-	-	-	-	-	-	(23,653)	(23,653)

Ending Balance, December 31, 2009	-	-	-	-	-	-	(23,653)	(23,653)

Shares issued at $.0001 per share-3/10/2010	-	-	65,448,269	6,545	(5,525)	-	-	1,020

Affiliate payable converted to equity- 3/31/10	-	-	-	-	21,958	-	-	21,958

Net loss	-	-	-	-	-	-	(5,296)	(5,296)

Ending Balance, March 31, 2010	-	-	65,448,269	6,545	16,433	-	(28,949)	(5,971)

Restricted shares issued- 6/10/2010	-	-	5,133,198	513	(433)	(80)	-	-

Net loss	-	-	-	-	-	-	(82,668)	(82,668)

Ending Balance, June 30, 2010	-	-	70,581,467	7,058	16,000	(80)	(111,617)	(88,639)

Restricted shares issued- 9/20/2010	-	-	1,604,124	160	(135)	(25)	-	-

Net loss	-	-	-	-	-	-	(115,880)	(115,880)

Ending Balance, September 30, 2010	-	-	72,185,591	7,219	15,864	(105)	(227,497)	(204,519)

Restricted shares vested as of 12/31/10	-	-	-	-	-	22	-	22

Net loss	-	-	-	-	-	-	(185,191)	(185,191)

Ending Balance, December 31, 2010	-	-	72,185,591	7,219	15,864	(83)	(412,688)	(389,688)

Restricted shares issued- 1/10/11	-	-	1,283,299	128	(108)	(20)	-	-

Additional Paid-In Capital	-	-	-	-	10	-	-	10

Restricted shares vested as of 03/31/11	-	-	-	-	-	12	-	12

Net loss	-	-	-	-	-	-	(174,767)	(174,767)

Ending Balance, March 31, 2011	-	-	73,468,891	7,347	15,766	(91)	(587,455)	(564,433)

Restricted shares issued- 4/29/11	-	-	1,283,299	128	(108)	(20)	-	-

Restricted shares vested as of 06/30/11	-	-	-	-	-	15	-	15

Net loss	-	-	-	-	-	-	(235,432)	(235,432)

Ending Balance, June 30, 2011	-	-	74,752,190	7,475	15,658	(96)	(822,887)	(799,850)

Restricted shares cancelled 7/25/11	-	-	(2,887,423)	(288)	192	96	-	-

Restricted shares vested as of 09/30/11	-	-	-	-	-	-	-	-

Conversion of Debt 9/1/11	-	-	28,135,234	2,814	1,562,274	-	-	1,565,088

Reverse merger shares issued 9/1/11	-	-	24,974,700	2,497	(2,497)	-	-	-

Restricted shares issued- 9/8/11	-	-	320,825	32	21,752	(21,784)	-	(0)

Net loss	-	-	-	-	-	-	(621,271)	(621,271)

Ending Balance, September 30, 2011	-	-	125,295,526	12,530	1,597,379	(21,784)	(1,444,158)	143,967

Additional Paid-In Capital-Compensation Expense	-	-	-	-	4,239	-	-	4,239
Conversion of Debt to Pref Stock 10/17/11	1,500,000	150	-	-	1,499,850	-	-	1,500,000
Restricted shares vested as of 10/1/11	-	-	-	-	-	5,446	-	5,446
Restricted shares issued- 12/30/11	-	-	1,550,115	-	1,565,461	(1,565,616)	-	-
Allocation of proceeds from warrants – 12/31/11	-	-	-	-	(712,827)	-	-	(712,827)
Net loss	-	-	-	-	-	-	(11,088,163)	(11,088,163)

Ending Balance, December 31, 2011	1,500,000	150	126,845,641	12,685	3,954,102	(1,581,954)	(12,532,321)	(10,147,338)
Purchase of Preferred Stock	200,000	-	-	-	200,000	-	-	200,000
Restricted Shares Issued	-	-	200,000	-	-	-	-	-
Stock Options - Deferred Income	-	-	-	-	-	763,480	-	763,480
Allocation of proceeds from warrants – 3/31/12	-	-	-	-	(946,049)	-	-	(946,049)
Net loss	-	-	-	-	-	-	(1,785,795)	(1,785,795)
Ending Balance, March 31, 2012	1,700,000	150	127,045,641	12,685	3,208,052	(818,474)	(14,318,115)	(11,915,702)

Restricted Shares Issued	-	-	-	-	5,234,337	(5,234,337)	-	-
Restricted Shares Cancelled	-	-	(1,700,115)	(155)	(1,565,461)	1,565,616	-	-
Restricted Shares - Unvested	-	-	(290,619)	(24)	(16,314)	16,338	-	-
Purchase of Common Stock - related to Private Offering	-	-	440,000	44	186,479	-	-	186,523
Release of Common Stock from Shareholder	-	-	(440,000)	-	-	-	-	-
Stock Options - Deferred Income	-	-	-	-	-	2,181,627	-	2,181,627
Recording of restricted stock – 6/30/12	-	-	-	-	145,398	-	-	145,398

Net loss	-	-	-	-	-	-	(979,769)	(979,769)

Ending Balance, June 30, 2012	1,700,000	150	125,054,907	12,550	7,192,491	(2,289,230)	(15,297,884)	(10,381,923)

Restricted Shares - vested	-	-	80,205	-	-	-	-	-
Purchase of Common Stock - related to Private Offering	-	-	450,000	62	232,438	-	-	232,500
Release of Common Stock from Shareholder	-	-	(450,000)	-	-	-	-	-
Stock Options - Deferred Income	-	-	-	-	-	13,872	-	13,872
July 2012 warrant adjustment	-	-	-	-	(29,349)	-	-	(29,349)
Recording of restricted stock	-	-	-	-	436,194	-	-	436,194
Net loss	-	-	-	-	-	-	(856,619)	(856,619)

Ending Balance September 30, 2012	1,700,000	$150	125,135,112	$12,612	$7,831,774	$(2,275,358)	$(16,154,503)	$(10,585,325)

Purchase of common stock - via AP settlements	-	-	1,068,105	107	354,788	-	-	354,895
Release of common stock from shareholder	-	-	(1,068,105)	-	-	-	-	-
Correction to reflect preferred stock amount	-	20	-	-	(20)	-	-	-
Purchase of common stock - related to private offering	-	-	10,000	(17)	(29,983)	-	-	(30,000)
Release of common stock from shareholder	-	-	(10,000)	-	-	-	-	-
Stock options - deferred income	-	-	-	-	-	(753,254)	-	(753,254)
Cumulative correction - common stock	-	-	1	(188)	(42,760)	42,948	-	-
Beneficial conversion feature - notes payable	-	-	-	-	614,696	-	-	614,696
Value of warrants -note payable	-	-	-	-	416,528	-	-	416,528
Restricted shares vested as of 10/1/12	-	-	-	-	-	5,446	-	5,446
Recording of restricted stock	-	-	-	-	436,193	-	-	436,193
11/12 warrants	-	-	-	-	(21,755)	-	-	(21,755)
12/12 warrants	-	-	-	-	(26,367)	-	-	(26,367)
Net loss	-	-	-	-	-	-	(1,453,477)	(1,453,477)

Ending Balance December 31, 2012	1,700,000	170	125,135,113	12,514	9,533,095	(2,980,218)	(17,607,980)	(11,042,419)

BLUE CALYPSO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

			FROM INCEPTION SEP 11, 2009 TO DEC 31, 2012

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(5,075,659)	$(12,119,633)	$(17,607,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	797,454	118,179	927,712
Amortization of vested restricted stock and options	3,228,957	5,446	3,234,425
Change in fair value of derivative liability	(1,668,082)	10,284,733	8,616,651
Amortization of deferred loan discount	611,007		611,007
(Increase) decrease in assets:
Accounts receivable	8,032	(51,900)	(43,868)
Prepaid expenses and other current assets	31,754	(23,987)	(3,052)
Increase (decrease) in liabilities:
Accounts payable	16,785	52,499	84,947
Accounts payable-affiliate	(254,838)	149,423	21,958
Accrued expenses	93,133	41,182	190,094
Deferred revenue	(14,174)	17,211	10,000
Cash used in operating activities	(2,225,631)	(1,526,847)	(3,958,106)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for software development	(331,689)	(490,218)	(1,174,424)
Cash paid for purchases of fixed assets	-	(19,416)	(23,781)
Cash used in investing activities	(331,689)	(509,634)	(1,198,205)

CASH FLOWS FROM FINANCING ACTIVITIES
Contributed capital received	-	150	1,170
Notes payable	1,460,958	-	1,460,958
Purchase of common stock	388,873	-	388,873
Purchase of preferred stock	200,000	-	200,000
Conversion of NP affiliate to equity	-	100,000	200,000
Conversion of AP to equity	354,894	2,194,213	3,124,108
Cash provided by financing activities	2,404,725	2,294,363	5,375,109

Net increase (decrease) in cash	(152,595)	257,882	218,798
Cash at beginning of year	371,393	113,511	-
Cash at end of year	$218,798	$371,393	$218,798

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$0	$-	$0
Cash paid for taxes	$-	$-	$-
Non-cash investing and financing activities:			$-
Conversion of notes payable and accounts payable -former affiliate to common stock	$200,000	$200,000	$421,958
Former affiliate payable converted to note payable	$545,958	$0	$545,958
Conversion of notes payable to common and preferred stock	$0	$2,769,214	$2,769,214
Fair value of warrants issued in connection with preferred, common stock and notes payable	$4,766,716	$11,122,733	$15,889,449
Fair value of conversion option issued in connection with notes payable	$-	$787,192	$787,192
Fair value of warrants issued in settlement of accounts payable	$-	$45,206	$45,206

BLUE CALYPSO, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011 (RESTATED)

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

2. Restatement  of  Previously  Issued  Financial Statements

On August 26, 2013, after consulting with the Company’s Audit Committee, management changed its accounting for certain of the Company’s warrants previously issued in connection with preferred stock and common stock and conversion features related to previously issued convertible notes. Such warrants and the embedded conversion options are now recorded  as  derivative liabilities on the consolidated balance sheets rather than as a component of equity as reported in the original 10K.

Specifically, the change in treatment of the warrants and the conversion feature embedded in certain convertible notes resulted in a change to the equity and liability portions of the consolidated balance sheets as of December 31, 2012 and resulted in a loss on the fair value of the derivative liabilities which impacted the results of operations and earnings (loss) per share as originally reported.

The effects of the revision on the accompanying balance sheet as of  December 31, 2011 and December 31, 2012 is summarized below:

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

Condensed Consolidated Balance Sheet
December 31, 2012

	As previously reported	Adjustment	Reference	As Restated

Assets	$1,205,795	$-		$1,205,795

Current liabilities:
Conversion option liability	-	109,802	(a)	109,802
Warrant liabilities	-	10,854,204	(a)	10,854,204
Other current liabilities	1,047,708	0		1,047,708
Total current liabilities	1,047,708	10,964,006		12,011,714

Long term debt:	236,500	0		236,500
Total liabilities	1,284,208	10,964,006		12,248,214

Stockholders' deficiency
Series A convertible preferred stock	170	-		170
Common stock	12,514	-		12,514
Additional paid in capital	10,251,657	(718,562)	(a)	9,533,095
Additional paid in capital - deferred compensation	(2,980,218)	-	(a)	(2,980,218)
Deficit accumulated during the development stage	(7,362,536)	(10,245,444)	(a)	(17,607,980)
Total stockholders’ deficiency	(78,413)	(10,964,006)		(11,042,419)
				-
Total liabilities and stockholders' deficiency	$1,205,795	$-		$1,205,795

(a) Reclassify cumulative effect of reclassifying warrants and conversion options with reset provisions as a liability and adjustment for accretion of stock based compensation.

The effects of the above described adjustments resulted in a change in the net gain or loss for the year ended December 31, 2011 and December 31, 2012 and the period for the  inception to date through December 31, 2012.

	Year Ended Dec 31, 2011	Year Ended Dec 31, 2012	Inception to Date Dec 31, 2012

Net Loss (as originally presented)	$(1,834,900)	$(5,114,948)	$(7,362,536)

Change in operating expenses	-	(1,017,786)	(1,017,786)
Change in fair value of derivative liabilities	(10,284,733)	1,668,082	(8,616,651)
Increase in interest expense related to derivative liabilities	-	(611,007)	(611,007)
Net gain or loss (as restated)	$(12,119,633)	$(5,075,659)	$(17,607,980)

Net loss per share - basic and diluted (as restated)	$(0.09)	$(0.04)

Weighted average shares outstanding - basic and diluted	138,431,367	133,060,503

BLUE CALYPSO, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011 (RESTATED)

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

BLUE CALYPSO, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011  (RESTATED)

3.  Summary of Significant Accounting Policies, continued

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

Loss per Share

We have presented basic loss per share, computed on the basis of the weighted average number of common shares outstanding during the year, and diluted loss per share, computed on the basis of the weighted average number of common shares and all potentially dilutive common shares outstanding during the year. Potential common shares result from stock options, vesting of restricted stock grants and convertible notes. However, for the years presented, all outstanding stock options, restricted stock grants and convertible notes are anti-dilutive due to the losses incurred. Anti-dilutive common stock equivalents of 66,993,116 and 48,473,561 shares were excluded from the loss per share computation for 2012 and 2011, respectively.

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

The Company’s free standing derivatives consist of warrants to purchase common stock that were issued in connection with its private placement transactions (see Note 8) and embedded conversion options with convertible notes. The Company evaluated these derivatives to assess their proper classification in the condensed consolidated balance sheets as of December 31, 2012 and December 31, 2011 using the applicable classification criteria enumerated under GAAP. The Company determined that certain common stock purchase warrants and the embedded conversion features do not contain fixed settlement provisions.  EThe exercise price of such warrants is subject to adjustment in the event that the Company subsequently issues equity securities or equity linked securities with exercise prices lower than the exercise price in these warrants. The convertible notes contained a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands.

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
DECEMBER 31, 2012 AND 2011 (RESTATED)

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

Recent Accounting Pronouncements

In July 2011, the Financial Accounting Standards Board (FASB) issued ASU 2012-06-Other Expenses (Topic 720): Fees Paid to the Federal Government by Health Insurers (a consensus of the FASB Emerging Issues Task Force) .This ASU is effective for periods ending after December 31, 2013.  We do not expect this ASU 2012-06 to apply to the Company or to have a material effect on the financial position, results of operations or cash flows.

In December 2011, the Financial Accounting Standards Board (FASB) issued ASU 2012-10-Property, Plant, and Equipment (Topic 360): De-recognition of in Substance Real Estate—a Scope Clarification (a consensus of the FASB Emerging Issues Task Force) .This ASU is effective for periods after June 15, 2012. We do not expect this ASU 2012-10 to apply to the Company or to have a material effect on the financial position, results of operations or cash flows.

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

BLUE CALYPSO, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011 (RESTATED)

Financial liabilities as of December 31, 2012 and December 31, 2011 measured at fair value on a recurring basis are summarized below:

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities (as restated - see note 2)	$10,964,006	$--	$--	$10,964,006

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities (as restated - see note 2)	$10,997,560	$--	$--	$10,997,560

The Company determined that the warrants issued in connection with certain financing transactions and certain conversion options related to convertible notes did not have fixed settlement provisions and are deemed to be derivative financial instruments, since the exercise prices were subject to adjustment based on certain subsequent equity issuances.Accordingly, the Company was required to record the warrants and conversion option as liabilities and mark all such derivatives to fair value each reporting period. Such instruments were classified within Level 3 of the valuation hierarchy.

The fair value of the warrants and the conversion options was calculated using a binomial lattice formula with the following weighted average assumptions during the year ended December 31, 2012:

Dividend Yield	0.00%
Volatility	85.99% - 95.63%
Risk-free Interest Rate	.25% - .72%
Term	1.6 – 4.3 years

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
DECEMBER 31, 2012 AND 2011 (RESTATED)

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis for the six months ended June 30, 2013:

Balance - Beginning of period (as restated - see note 2)	$10,997,561
Aggregate fair value of derivative instruments issued	1,634,527

Change in fair value of derivative liabilities	(1,668,082)

Balance - End of period	$10,964,006

5.  Property and Equipment

Property and equipment consist of the following at December 31, 2012 and 2011:

	12/31/2012	12/31/2011
Office Equipment	$23,781	$23,781
Less: Accumulated depreciation	(7,153)	(2,397)
Net property and euipment	$16,628	$21,384

Depreciation expense was $4,756 and $2,256 for the years ended December 31, 2012 and 2011, respectively.

6.  Intangibles

Intangible assets consist of the following at December 31, 2012 and 2011:

	12/31/2012	12/31/2011
Capitalized Software Development Costs	$1,276,406	$948,153
Less: Accumulated amortization	(352,957)	(133,279)
Net capitalized development costs	$923,449	$814,874

BLUE CALYPSO, INC. AND SUBSIDIARY
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011 (RESTATED)

6.  Intangibles, continued

The capitalized software development costs include $-0- and $8,890 interest capitalized for the years ended December 31, 2012 and 2011, respectively. The amortization expense relating to the capitalized development costs was $226,503 and $121,342 for the years ended December 31, 2012 and 2011, respectively. Amortization expense for the next five years is estimated to be as follows:

2013	$256,230
2014	256,230
2015	233,230
2016	141,394
2017	36,555
Total	$923,639

7.  Income Tax Provision

The company’s income taxes are recorded in accordance with ASC 740 “Income Taxes”. The tax effects of the Company’s temporary differences that give rise to significant portions of the deferred tax assets. Deferred tax assets for the years ended December 31, 2012 and 2011 were fully reserved and were attributed to net operating losses from inception to December 31, 2012 and 2011, of $17,607,980 and $12,119,635, respectively. Deferred tax assets and liabilities are computed by applying the effective U.S. federal and state income tax rate to the gross amounts of temporary differences and other tax attributes.

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

DECEMBER 31, 2012 AND 2011  (RESTATED)

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

9.   Warrant  Derivative Liabilities

The Company issued warrants in conjunction with the issuance of convertible debentures and the sale of Series A Convertible Preferred and Common Stock. These warrants contain certain reset provisions.Therefore, in accordance with ASC 815-40, the Company classified the fair value of the warrant as a liability at the date of issuance. Subsequent to the initial issuance date, the Company is required to adjust the warrant to fair value as an adjustment to current period operations.

       The Company recorded a gain (loss) on change in fair value of derivative liabilities of $1,668,082 and ($10,284,733) for the year ended December 31, 2012 and 2011, respectively.

10.  Stockholders’ Equity (Deficit)

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

DECEMBER 31, 2012 AND 2011 (RESTATED)

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

DECEMBER 31, 2012 AND 2011 (RESTATED)

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

The following table summarizes the stock option activity as of December 31, 2012:

		Weighted Average Exercise Price
	Outstanding Shares

Balance, December 31, 2011	2,420,000	0.0679
Granted	9,873,543	0.247
Exercised	-	0
Cancelled	(2,833,000)	0.085
Balance, December 31, 2012	9,460,543	$0.25
Exercisable at 12/31/12	7,212,909	$0.19

Non-Vested at 12/31/12	2,247,634	$0.44

BLUE CALYPSO, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011 (RESTATED)

10.  Stockholders’ Equity (Deficit), continued

Restricted Stock

The restricted stock granted prior to the reverse merger transaction, have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger.

The following table summarizes the restricted stock activity for the period ended December 31, 2012:

Restricted Shares Activity:
Restricted shares issued as of December 31, 2011	1,870,940
Granted during 2012	13,285,842
Forfeited during 2012	(1,700,115)
Total Restricted Shares Issued at December 31, 2012	13,456,667
Vested at December 31, 2012	(160,412)
Unvested restricted shares as of December 31, 2012	13,296,255

A total of 13,285,842 shares were granted in 2012 and will vest 1/3 in the first year following the grant and the balance over the following 8 calendar quarters.The share based compensation expense was $1,023,232 and $5,446 for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012, the unamortized stock based compensation related to restricted stock is $4,376,233 and will be amortized over the remaining period of approximately 2 ½ years.

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

DECEMBER 31, 2012 AND 2011 (RESTATED)

12.  Liquidity-Going Concern

These financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the Company will need additional financing to continue to operate and fully implement its business plan.

Management believes that the current cash and revenue should fund the Company’s expected burn rate through the first quarter of 2013. The Company will require additional funds to continue operations. Management is currently attempting to secure additional equity investment funds. There are no assurances that additional financing will  be available on favorable terms or at all. If additional financing is not available, the Company will need to reduce, defer or cancel development programs, planned initiatives and overhead expenditures. The failure to adequately fund its capital requirement could have a material adverse effect on the Company’s business, financial condition and results of operations. Moreover, the sale of additional equity securities to raise financing will result in additional dilution to the Company’s stockholders, and additional indebtedness could involve imposition of covenants that restrict the Company’s operations. The Company has accumulated losses from September 11, 2009 (inception) through December 31, 2012 of $17,607,980. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

13.  Commitments and Contingencies

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

14.  Subsequent Events

The Company evaluated events or transactions occurring after December 31, 2012, the balance sheet date, through March 28, 2013 and October 9, 2013 as to Note 2, the date the financial statements were available to be issued, and determined any events or transactions which could impact the financial statements as of and for the year ended December 31, 2012.

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

Subsequent to December 31, 2012, the Company issued an aggregate of 4,777,526 shares of common stock to an investor for the conversion of 324,394 shares of Series A Convertible Preferred Stock.