Form 10-Q/A
period 2013-03-31
BLUE CALYPSO, INC.
filed 2013-10-09
CIK 1399587

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

EXPLANATORY NOTE

This Amendment No. 1 hereby amends our Quarterly Report on Form 10-Q (“Form 10-Q/A”) for the period ended March 31, 2013, which was originally filed with the Securities and Exchange Commission on May 15, 2012 (the “Original 10-Q”). This Amendment is being filed mainly to include restated financial statements as described in Note 2, Restatement of Previously Issued Financial Statements of the Notes to the condensed consolidated financial statements. The condensed consolidated financial statements are being restated to reflect the following:

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

Specifically, the change in treatment of the warrants and the conversion feature embedded in certain convertible notes resulted in a change to the equity, and liability portions of the consolidated balance sheets as of March 31, 2013 and resulted in a loss on the fair value of the derivative liabilities which impacted our results of operations and earnings (loss) per share as reported in our Original 10-Q. In addition, management determined that the Company had not properly accreted compensation expense for certain restricted stock grants for the period June1, 2012 to March 31, 2013.

In addition, the Company has concluded that these accounting changes constitue an additional deficiency in the Company’s internal control over financial reporting as of March 31, 2013 and that its disclosure controls and procedures were not effective as of March 31, 2013.

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

Part 1 – Item 1

BLUE CALYPSO INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS (Restated)

	March 31, 2013	December 31, 2012
	Unaudited (Restated)	Audited (Restated)
ASSETS
Current assets:
Cash and cash equivalents	64,593	218,798
Accounts receivable	0	43,868
Prepaid expenses	18,988	3,052
Total current assets	83,581	265,718

Property and equipment, net of accumulated depreciation of $8,417 and 7,153 in 2013 and 2012 respectively	15,364	16,628

Capitalized software development costs, net of accumulated amortization of $419,923 and $352,957 in 2013 and 2012, respectively	914,822	923,449

Total assets	$1,013,767	$1,205,795

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	75,635	84,947
Accrued liabilities	440,095	186,508
Unearned revenue	-	10,000
Notes payable - LMD	-	465,000
Notes payable-affiliate (net of discount of $244,705)	-	301,253
Warrant liability	2,638,876	10,854,204
Debt liability- derivative	120,841	109,802
Total current liabilities	3,275,447	12,011,714

Long-term Liabilities
Notes payable - LMD	515,000	-
Note payable - debentures (net of discount of $200,535 and $213,500 in 2013 and 2012, respectively)	390,484	236,500
Commitments and contingencies (note 10)	-	-

Total liabilities	4,180,931	12,248,214

Stockholders' equity (deficit)
Series A convertible preferred stock, par value $.0001 per share (Authorized 5,000,000 shares; issued and outstanding 1,700,000 shares)	170	170
Common stock, par value $.0001 per share (Authorized 680,000,000 shares; issued and outstanding shares of 125,135,113 as of 3/31/13 and 125,135,113 shares at 12/31/12 respectively)	12,514	12,514
Additional paid in capital	10,568,951	9,533,095
Deferred compensation	(2,938,713)	(2,980,218)
Accumulated deficit during development stage	$(10,810,086)	$(17,607,980)
Total stockholders' equity (deficit)	(3,167,164)	(11,042,419)

Total liabilities and stockholders' equity (deficit)	$1,013,767	$1,205,795

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

BLUE CALYPSO INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 (RESTATED) AND 2012 (RESTATED) AND THE PERIOD SEPTEMBER 11, 2009 (DATE OF INCEPTION) TO MARCH 31, 2013 (RESTATED)
(UNAUDITED)

	Three months ended March 31, 2013	Three months ended March 31, 2012	FROM INCEPTION SEP 11, 2009 TO March 31, 2013

	(Restated)	(Restated)	(Restated)
REVENUE	$10,000	$584	$136,211
COST OF REVENUE	4,323	92,707	270,856
GROSS LOSS	5,677	(92,123)	(134,645)

OPERATING EXPENSES
Sales and marketing	125,957	243,425	1,414,311
General and administrative	923,151	962,626	6,819,387
Depreciation and Amortization	333,585	55,341	1,266,764
	1,382,693	1,261,392	9,500,462

LOSS FROM OPERATIONS	(1,377,016)	(1,353,515)	(9,635,107)

OTHER INCOME (EXPENSE)
Interest income	-	-	15
Interest expense	(41,308)	(5,700)	(774,561)
Change in fair value of derivative liabilities	8,216,218	(426,580)	(400,433)
	8,174,910	(432,280)	(1,174,979)
INCOME OR (LOSS) BEFORE INCOME TAX PROVISION	6,797,894	(1,785,795)	(10,810,086)

INCOME TAX PROVISION	-	-	-

NET INCOME OR (LOSS)	6,797,894	(1,785,795)	(10,810,086)

Income or Loss per share:
Basic	$0.05	$(0.01)

Weighted Average Shares Outstanding
Basic	130,893,388	127,003,882
Income or Loss per share:
Diluted	$0.03	$(0.01)
Weighted Average Shares Outstanding
Diluted	205,355,014	127,003,882

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

BLUE CALYPSO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
PERIOD FROM SEPTEMBER 11, 2009 (DATE OF INCEPTION) TO MARCH 31, 2013
(UNAUDITED) (RESTATED)
							Accumulated Deficit During Development Stage
								Total Stockholders' Equity (Deficit)
	Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Compensation
	Shares	Amount	Shares	Amount

Beginning Balance, September 11, 2009	-	$-	-	$-	$-	$-	$-	$-
Net Loss	-	-	-	-	-	-	(23,653)	(23,653)

Ending Balance, December 31, 2009	-	-	-	-	-	-	(23,653)	(23,653)
Shares issued at $.0001 per share-3/10/2010	-	-	65,448,269	6,545	(5,525)	-	-	1,020
Affiliate payable converted to equity- 3/31/10	-	-	-	-	21,958	-	-	21,958
Net loss	-	-	-	-	-	-	(5,296)	(5,296)

Ending Balance, March 31, 2010	-	-	65,448,269	6,545	16,433	-	(28,949)	(5,971)
Restricted shares issued- 6/10/2010	-	-	5,133,198	513	(433)	(80)	-	-
Net loss	-	-	-	-	-	-	(82,668)	(82,668)

Ending Balance, June 30, 2010	-	-	70,581,467	7,058	16,000	(80)	(111,617)	(88,639)
Restricted shares issued- 9/20/2010	-	-	1,604,124	160	(135)	(25)	-	-
Net loss	-	-	-	-	-	-	(115,880)	(115,880)

Ending Balance, September 30, 2010	-	-	72,185,591	7,219	15,864	(105)	(227,497)	(204,519)
Restricted shares vested as of 12/31/10	-	-	-	-	-	22	-	22
Net loss	-	-	-	-	-	-	(185,191)	(185,191)

Ending Balance, December 31, 2010	-	-	72,185,591	7,219	15,864	(83)	(412,688)	(389,688)
Restricted shares issued- 1/10/11	-	-	1,283,299	128	(108)	(20)	-	-
Additional Paid-In Capital	-	-	-	-	10	-	-	10
Restricted shares vested as of 03/31/11	-	-	-	-	-	12	-	12
Net loss	-	-	-	-	-	-	(174,767)	(174,767)

Ending Balance, March 31, 2011	-	-	73,468,891	7,347	15,766	(91)	(587,455)	(564,433)
Restricted shares issued- 4/29/11	-	-	1,283,299	128	(108)	(20)	-	-
Restricted shares vested as of 06/30/11	-	-	-	-	-	15	-	15
Net loss	-	-	-	-	-	-	(235,432)	(235,432)

Ending Balance, June 30, 2011	-	-	74,752,190	7,475	15,658	(96)	(822,887)	(799,850)
Restricted shares cancelled 7/25/11	-	-	(2,887,423)	(288)	192	96	-	-
Restricted shares vested as of 09/30/11	-	-	-	-	-	-	-	-
Conversion of Debt 9/1/11	-	-	28,135,234	2,814	1,562,274	-	-	1,565,088
Reverse merger shares issued 9/1/11	-	-	24,974,700	2,497	(2,497)	-	-	-
Restricted shares issued- 9/8/11	-	-	320,825	32	21,752	(21,784)	-	(0)
Net loss	-	-	-	-	-	-	(621,271)	(621,271)

Ending Balance, September 30, 2011	-	-	125,295,526	12,530	1,597,379	(21,784)	(1,444,158)	143,967
Additional paid-In capital-compensation cxpense	-	-	-	-	4,239	-	-	4,239
Conversion of debt to pref stock 10/17/11	1,500,000	150	-	-	1,499,850	-	-	1,500,000
Restricted shares vested as of 10/1/11	-	-	-	-	-	5,446	-	5,446
Restricted shares issued- 12/30/11	-	-	1,550,115	-	1,565,461	(1,565,616)	-	-
Allocation of proceeds from warrants – 12/31/11	-	-	-	-	(712,828)	-	-	(712,828)
Net loss	-	-	-	-	-	-	(11,088,163)	(11,088,163)

Ending Balance, December 31, 2011	1,500,000	$150	126,845,641	$12,685	$3,954,101	$ (1,581,954)	$(12,532,321)	$(10,147,339)
Purchase of preferred stock	200,000	-	-	-	200,000	-	-	200,000
Restricted Shares Issued	-	-	200,000	-	-	-	-	-
Stock options - deferred income	-	-	-	-	-	763,480	-	763,480
Allocation of proceeds from warrants – 3/31/12	-	-	-	-	(946,049)	-	-	(946,049)
Net loss	-	-	-	-	-	-	(1,785,795)	(1,785,795)

Ending Balance, March 31, 2012	1,700,000	$150	127,045,641	$12,685	$3,208,052	$(818,474)	$(14,318,115)	$(11,915,702)
Restricted shares issued	-	-	-	-	5,234,337	(5,234,337)	-	-
Restricted shares cancelled	-	-	(1,700,115)	(155)	(1,565,461)	1,565,616	-	-
Restricted shares - unvested	-	-	(290,619)	(24)	(16,314)	16,338	-
Purchase of common stock - related to private offering	-	-	440,000	44	186,479	-	-	186,523
Release of common stock from shareholder	-	-	(440,000)	-	-	-	-
Stock options - deferred income	-	-	-	-	-	2,181,627	-	2,181,627
Recording of restricted stock - 6/30/12	-	-	-	-	145,398	-	-	145,398
Net loss	-	-	-	-	-	-	(979,769)	(979,769)

Ending Balance June 30, 2012	1,700,000	$150	125,054,907	$12,550	$7,192,491	$(2,289,230)	$(15,297,884)	$(10,381,923)
								-
Restricted shares - unvested	-	-	80,205	-	-	-	-	-
Purchase of common stock - related to private offering	-	-	450,000	62	232,438	-	-	232,500
Release of common stock from shareholder	-	-	(450,000)	-	-	-	-	-
Stock options - deferred income	-	-	-	-	-	13,872	-	13,872
July 2012 warrant adjustment	-	-	-	-	(29,349)	-	-	(29,349)
Recording of restricted stock	-	-	-	-	436,194	-	-	436,194
Net loss	-	-	-	-	-	-	(856,619)	(856,619)

Ending Balance September 30, 2012	1,700,000	$150	125,135,112	$12,612	$7,831,774	$(2,275,358)	$(16,154,503)	$(10,585,325)
Purchase of common stock - via AP settlements	-	-	1,068,105	107	354,788	-	-	354,895
Release of common stock from shareholder	-	-	(1,068,105)	-	-	-	-	-
Correction to reflect preferred stock amount	-	20	-	-	(20)	-	-	-
Purchase of common stock - related to private offering	-	-	10,000	(17)	(29,983)	-	-	(30,000)
Release of common stock from shareholder	-	-	(10,000)	-	-	-	-	-
Stock options - deferred income	-	-	-	-	-	(753,254)	-	(753,254)
Cumulative correction - common stock	-	-	1	(188)	(42,760)	42,948	-	-
Beneficial conversion feature - notes payable	-	-	-	-	614,696	-	-	614,696
Value of warrants -note payable	-	-	-	-	416,528	-	-	416,528
Restricted shares vested as of 10/1/12	-	-	-	-	-	5,446	-	5,446
Recording of restricted stock	-	-	-	-	436,193	-	-	436,193
11/12 warrants	-	-	-	-	(21,755)	-	-	(21,755)
12/12 warrants	-	-	-	-	(26,367)	-	-	(26,367)
Net loss	-	-	-	-	-	-	(1,453,477)	(1,453,477)

Ending Balance December 31, 2012	1,700,000	$170	125,135,113	$12,514	$9,533,095	$(2,980,218)	$(17,607,980)	$(11,042,419)
Purchase of common stock - via AP settlements	-	-	-	-	30,000	-	-	30,000
Stock options - deferred income	-	-	-	-	-	-	-	-
Conversion of Note Payable - Affiliate to Equity	-	-	-	-	552,995	41,505	-	594,500
Beneficial conversion feature - notes payable	-	-	-	-	16,667	-	-	16,667
Recording of restricted stock	-	-	-	-	436,194	-	-	436,194
Net loss	-	-	-	-	-	-	6,797,894	6,797,894

Ending Balance March 31, 2013	1,700,000	$170	125,135,113	$12,514	$10,568,951	$(2,938,713)	$(10,810,086)	$(3,167,164)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

BLUE CALYPSO, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (RESTATED)

	Three months ended March 31, 2013 (Restated)	Three months ended March 31, 2012 (Restated)	FROM INCEPTION SEP 11, 2009 TO March 31, 2013 (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$6,797,894	$(1,785,795)	$(10,810,086)
Adjustments to reconcile net loss to net cash
used in operating activities:			-
Depreciation and amortization expense	68,229	55,341	995,941
Amortization of vested restricted stock and options and Deferred compensation	743,055	763,481	3,977,479
Change in fair value of derivative liability	(8,216,218)	426,580	400,433
Amortization of deferred debt discount	11,930	-	622,937
(Increase) decrease in assets:			-
Accounts receivable	43,868	32,200	(0)
Prepaid expenses and other current assets	(15,936)	(2,841)	(18,988)
Increase (decrease) in liabilities:			-
Accounts payable	(9,312)	46,003	75,635
Accounts payable-affiliate	-	(196,695)	21,958
Accrued expenses	253,587	(58,947)	443,682
Deferred revenue	(10,000)	(3,284)	-
Cash used in operating activities	(332,903)	(723,957)	(4,291,009)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for software development	(58,338)	(176,973)	(1,232,763)
Cash paid for purchases of fixed assets	-	-	(23,781)
Cash used in investing activities	(58,338)	(176,973)	(1,256,544)

CASH FLOWS FROM FINANCING ACTIVITIES
Contributed capital received	-	(155)	1,170
Increase in notes payable	207,036	350,693	1,667,995
Purchase of common stock			388,873
Purchase of preferred stock	-	-	200,000
Conversion of Notes Payable to equity		200,155	200,000
Conversion of AP to equity	30,000		3,154,108
Cash provided by financing activities	237,036	550,693	5,612,146

Net increase in cash	(154,205)	(350,237)	64,593
Cash at beginning of year	218,798	371,392	-
Cash at end of year	$64,593	$21,155	$64,593

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-
Non-cash investing and financing activities:
Conversion of notes payable and accounts payable -former affiliate to common stock	$-	$-	$421,958
Former affiliate payable converted to note payable	$-	$-	$545,958
Conversion of notes payable to common and preferred stock	$-	$-	$2,769,214
Fair value of warrants issued in connection with preferred, common stock and notes payable	$-	$1,470,037	$15,889,449
Fair value of conversion option issued in connection with notes payable	$-	$-	$787,192
Fair value of warrants issued in settlement of accounts payable	$-	$-	$45,206

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

Specifically, the change in treatment of the warrants and the conversion feature embedded in certain convertible notes resulted in a change to the equity and liability portions of the consolidated balance sheets as of March 31, 2013 and resulted in a loss on the fair value of the derivative liabilities which impacted our results of operations and earnings (loss) per share as reported in our Original 10-Q.

The effects of the revision on the accompanying balance sheet as of December 31, 2012 and March 31, 2013 is summarized below:

Condensed Consolidated Balance Sheet
December 31, 2012

	As previously reported	Adjustment	Reference	As Restated

Assets	$ 1,205,795	$ -		$ 1,205,795

Current liabilities:
Conversion option liability	-	109,802	(a)	109,802
Warrant liabilities	-	10,854,204	(a)	10,854,204
Other current liabilities	1,047,708	0		1,047,708
Total current liabilities	1,047,708	10,964,006		12,011,714

Long term debt:	236,500	0		236,500
Total liabilities	1,284,208	10,964,006		12,248,214

Stockholders' deficiency
Series A convertible preferred stock	170	-		170
Common stock	12,514	-		12,514
Additional paid in capital	10,251,657	(718,562)	(a)	9,533,095
Additional paid in capital - deferred compensation	(2,980,218)	-	(a)	(2,980,218)
Deficit accumulated during the development stage	(7,362,536)	(10,245,444)	(a)	(17,607,980)
Total stockholders’ deficiency	(78,413)	(10,964,006)		(11,042,419)
				-
Total liabilities and stockholders' deficiency	$ 1,205,795	$ -		$ 1,205,795

(a) Reclassify cumulative effect of reclassifying warrants and conversion options with reset provisions as a liability and adjustment for accretion of stock based compensation.

Condensed Consolidated Balance Sheet
March 31, 2013

	As previously reported	Adjustment	Reference	As Restated

Assets	$ 1,013,767	$ -		$ 1,013,767

Current liabilities:
Conversion option liability	-	120,841	(a)	120,841
Warrant liabilities	-	2,638,876	(a)	2,638,876
Other current liabilities	515,730	0		515,730
Total current liabilities	515,730	2,759,717		3,275,447

Long term debt:	905,484	0		905,484
Total liabilities	1,421,214	2,759,717		4,180,931

Stockholders' deficiency
Series A convertible preferred stock	170	-		170
Common stock	12,514	-		12,514
Additional paid in capital	10,851,318	(282,367)	(a)	10,568,951
Additional paid in capital - deferred compensation	(2,938,713)	-	(a)	(2,938,713)
Deficit accumulated during the development stage	(8,332,736)	(2,477,350)	(a)	(10,810,086)
Total stockholders’ deficiency	(407,447)	(2,759,717)		(3,167,164)

Total liabilities and stockholders' deficiency	$ 1,013,767	$ -		$ 1,013,767

(a) Reclassify cumulative effect of reclassifying warrants and conversion options with reset provisions as a liability and adjustment for accretion of stock based compensation.

BLUE CALYPSO, INC. AND SUBSIDIARY

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

(unaudited) (restated)

2.  Restatement of Previously Issued Financial Statements, continued

The effects of the above described adjustments resulted in a change in the net gain or loss for the three months ended March 31, 2012 and March 31, 2013  and the period for the  inception to date through March  31, 2013.

	Three	Three	Inception
	Months	Months	to
	Ended	Ended	Date
	Mar 31, 2012	Mar 31, 2013	Mar 31, 2013

Net Loss (as originally presented)	$ (1,359,215)	$ (970,200)	$ (8,332,736)

Change in operating expenses	-	(436,194)	(1,453,980)
Change in fair value of derivative liabilities	(426,580)	8,216,218	(400,433)
Increase in interest expense related to derivative liabilities	-	(11,930)	(622,937)
Net gain or loss (as restated)	$ (1,785,795)	$ 6,797,894	$ (10,810,086)

Net loss per share - basic and diluted (as restated)	$ (0.01)	$ 0.05

Net loss per share - diluted (as restated)	$ (0.01)	$ 0.03

Weighted average shares outstanding - basic	127,003,882	130,893,388

Weighted average shares outstanding diluted	127,003,882	204,722,215

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

(unaudited) (restated)

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

Loss per Share

We have presented basic loss per share, computed on the basis of the weighted average number of common shares outstanding during the year, and diluted loss per share, computed on the basis of the weighted average number of common shares and all potentially dilutive common shares outstanding during the year. Potential common shares result from stock options, vesting of restricted stock grants and convertible notes. However, for the years presented, all outstanding stock options, restricted stock grants and convertible notes are anti-dilutive due to the losses incurred. Anti-dilutive common stock equivalents of 57,059,903 shares were excluded from the loss per share computation for three months ended March 31, 2012.

Preferred Stock

Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. The Company classifies conditionally redeemable preferred shares, which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders’ deficiency. As of March 31, 2013, the Company does not have any preferred shares subject to mandatory redemption outstanding.

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

The Company’s free standing derivatives consist of warrants to purchase common stock that were issued in connection with its private placement transactions (see Note 7) and embedded conversion options with convertible notes. The Company evaluated these derivatives to assess their proper classification in the condensed consolidated balance sheets as of March 31, 2012 and December 31, 2012 using the applicable classification criteria enumerated under GAAP. The Company determined that certain common stock purchase warrants and the embedded conversion features do not contain fixed settlement provisions.  The exercise price of such warrants is subject to adjustment in the event that the Company subsequently issues equity securities or equity linked securities with exercise prices lower than the exercise price in these warrants. The convertible notes contained a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands.

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

Financial liabilities as of March 31, 2013 and December 31, 2012 measured at fair value on a recurring basis are summarized below:

	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities (as restated - see note 2)	$2,759,717	$--	$--	$2,759,717

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities (as restated - see note 2)	$10,964,005	$--	$--	$10,964,005

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

The fair value of the warrants and the conversion options was calculated using a binomial lattice formula with the following weighted average assumptions during the three months ended  March 31, 2013:

Dividend Yield	0.00%
Volatility	85.43% - 85.99%
Risk-free Interest Rate	.11% - .77%
Term	1.7 – 4.0 years

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

BLUE CALYPSO, INC. AND SUBSIDIARY

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

(unaudited) (restated)

4.   Fair Value of Financial Instruments, continued

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis for the three months ended March 31, 2013:

Balance - Beginning of period (as restated - see note 2)	$10,964,005
Aggregate fair value of derivative instruments issued	11,930

Change in fair value of derivative liabilities	(8,216,218)

Balance - End of period	$2,759,717

5.  Property and Equipment

Property and equipment consist of the following at March 31, 2013 and December 31, 2012:

	3/31/2013	12/31/2012
Office Equipment	$23,781	$23,781
Less: Accumulated depreciation	(8,417)	(7,153)
Net property and equipment	$15,364	$16,628

Depreciation expense was $1,264 and $1,189 for the three months ended March 31, 2013 and 2012, respectively.

6.  Intangibles

Intangible assets consist of the following at March 31, 2013 and December 31, 2012:

	3/31/2013	12/31/2012
Capitalized Software Development Costs	$1,334,745	$1,276,406
Less: Accumulated amortization	(419,923)	(352,957)
Net capitalized development costs	$914,822	$923,449

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

7.  Income Tax Provision

The company’s income taxes are recorded in accordance with ASC 740 “Income Taxes”. The tax effects of the Company’s temporary differences that give rise to significant portions of the deferred tax assets as of March 31, 2013 and 2012 consisted of net operating losses from inception to March 31, 2013 and 2012 of $10,810,086 and $14,318,115, respectively, which were fully reserved. Deferred tax assets and liabilities are computed by applying the effective U.S. federal and state income tax rate to the gross amounts of temporary differences and other tax attributes.

BLUE CALYPSO, INC. AND SUBSIDIARY

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

(unaudited) (restated)

7.  Income Tax Provision, continued

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

BLUE CALYPSO, INC. AND SUBSIDIARY

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

(unaudited) (restated)

8.  Long Term Debt - Notes Payable, continued

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

The Company recorded a gain (loss) on change in fair value of derivative liabilities of $8,216,218 and $(426,580) for the three months ended March 31, 2013 and 2012, respectively.

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

BLUE CALYPSO, INC. AND SUBSIDIARY

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

(unaudited) (restated)

10.  Stockholders’ Equity (Deficit), continued

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

BLUE CALYPSO, INC. AND SUBSIDIARY

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

(unaudited) (restated)

10.  Stockholders’ Equity (Deficit), continued

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

(unaudited) (restated)

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

A total of 13,285,842 shares were granted in 2012 and will vest 1/3 in the first year following the grant and the balance over the following 8 calendar quarters. The share based compensation expense was $436,194 and $0  for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, the unamortized stock based compensation related to restricted stock is $3,940,039 and will be amortized on the remaining period of approximately 2 years.

11.  Related Party Transactions

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

The Company completed a private placement on May 6, 2013 resulting in gross proceeds to the Company of $2,400,000; refer to the subsequent event Note 14.

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

14.  Subsequent Events

The Company evaluated events or transactions occurring after March 31, 2013, the balance sheet date, through May 15, 2013, and October 9, 2013 from footnote 2, the date the financial statements were available to be issued, and determined any events or transactions which could impact the financial statements as of and for the three months ended March 31, 2013.

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

(unaudited) (restated)

14.  Subsequent Events, continued

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

Specifically, the change in treatment of the warrants and the conversion feature embedded in certain convertible notes resulted in a change to the equity, and liability portions of the consolidated balance sheets as of March 31, 2013 and resulted in a loss on the fair value of the derivative liabilities which impacted our results of operations and earnings (loss) per share as reported in our Original 10-Q.

Results of Operations

Comparison of Three Months Ended March 31, 2013 and 2012

Net Loss.  For the three months ended March 31, 2013, we had a net income of $6,797,894, as compared to a net loss of $1,785,795 for the three months ended March 31, 2012.  The increase was primarily due to a gain related to the changes in value of derivative liabilities of $8,216,218.  Also impacting the results was a decrease in deferred compensation for stock options from $793,480 to $477,700.  This was offset by increases in general and administrative expenses and depreciation and amortization of $260,926 and $287,255, respectively and a decrease in sales and marketing expenses of $143,458.

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

General and Administrative.  For the three months ended March 31, 2013, general and administrative expenses were $923,151 as compared to $962,626 for the three months ended March 31, 2012.  Expenses included legal and professional expenses related to statutory filing process, patent legal and legal and accounting related to continued fund raising activities.  General and administrative expenses primarily consisted of contract labor, outside services and professional fees.

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

Interest Expense.  Interest expense was $41,308 for the three months ended March 31, 2013 in comparison to $5,700 for the three months ended March 31, 2012.  The current period interest expense related to three (3) notes payable.  The first was to the related party, Aztec Systems, Inc (see footnote #11 in financial statements above).  The note has a per annum interest rate of 8% and was converted to equity on February 12, 2013.  The balance at March 31, 2013 was $0.  The second is for senior secured debentures to LMD Capital, LLC in the amount of $515,000 and the third was for debentures as part of our private placement beginning in Q4 2012.  The undiscounted balance at March 31, 2013 was $600,000.

Cash Flows

Comparison of Three Months Ended March 31, 2013 and 2012

Cash used in operating activities during the three months ended March 31, 2013 was $332,903 as compared to $723,957 for the three months ended March 31, 2012.  The change was due to an increase in accrued expenses of $266,853 and a reduction in accounts receivable of $43,868.

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

Liquidity and Capital Resources

We are a development stage company and have incurred cumulative losses of $10,810,086 since beginning operations on September 11, 2009.  At March 31, 2013, we had a cash balance of $64,593 and negative working capital of $3,191,866.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

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

Restatement of Previously Issued Financial Statements.On August 26, 2013, after consulting with the Company’s Audit Committee and with the Company’s newly appointed Independent Registered Public Accounting Firm, Marcum LLP, management changed its accounting for certain of the Company’s warrants previously issued in connection with preferred stock and common stock and conversion features related to previously issued convertible notes which were recorded in periods prior to the engagement of Marcum LLP in order to comply with US GAAP. Such warrants and the embedded conversion options should have been reflected as liabilities on the consolidated balance sheets included in the Original 10-Q, rather than as a component of equity.

Specifically, the change in treatment of the warrants and the conversion feature embedded in certain convertible notes resulted in a change to the equity, and liability portions of the consolidated balance sheets as of March 31, 2013 and resulted in a loss on the fair value of the derivative liabilities which impacted our results of operations and earnings (loss) per share as reported in our Original 10-Q.

Remediation plan.Since the determination regarding this deficiency, we have devoted significant effort and resources to remediation and improvement of our internal control over financial reporting. While we had processes in place to identify and apply developments in accounting standards, we enhanced these processes to better evaluate our research of the nuances of complex accounting standards and engaged a third party financial reporting consulting firm to assist the Company in its financial reporting compliance. Our enhancements included retaining a third party consultant, who is a technical accounting professional, to assist us in the interpretation and application of new and complex accounting guidance. The firm has been engaged to assist in the analysis of complex financial instruments. Management will continue to review and make necessary changes to the overall design of our internal control environment.

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Not applicable.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

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