Form 10-Q
period 2013-09-30
BLUE CALYPSO, INC.
filed 2013-11-08
CIK 1399587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Dallas, Texas 75287

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

As of November 8, 2013, there were 167,232,688 shares of registrant’s common stock outstanding.

BLUE CALYPSO, INC.

INDEX

PART I.	FINANCIAL INFORMATION

	ITEM 1	Financial Statements

		Condensed consolidated balance sheets as of September 30, 2013 (unaudited) and December 31, 2012	1

		Condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 and for the period from September 11, 2009 (date of inception) through September 30, 2013 (unaudited)	2

		Condensed consolidated statement of stockholders’ deficiency for the nine months ended September 30, 2013 (unaudited)	3

		Condensed consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012 and for the period from September 11, 2009 (date of inception) through September 30, 2013 (unaudited)	4

		Notes to condensed consolidated financial statements (unaudited)	5

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	23

	ITEM 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	24
	ITEM 1A.	Risk Factors	25
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
	ITEM 3.	Defaults Upon Senior Securities	25
	ITEM 4.	Mine Safety Disclosures	25
	ITEM 5.	Other Information	25
	ITEM 6.	Exhibits	26

	SIGNATURES		27

BLUE CALYPSO INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$720,085	$218,798
Accounts receivable, net	16,600	43,868
Prepaid expenses	108,025	3,052
Total current assets	844,710	265,718
Property and equipment, net	12,092	16,628
Other assets:
Capitalized software development costs, net	1,025,612	923,449
Deferred financing costs, net of amortization of $46,579 as of September 30, 2013	187,921	-
Total assets	$2,070,335	$1,205,795

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$167,096	$84,947
Accrued expenses	79,878	209,575
Deferred revenue	-	10,000
Convertible notes payable	-	465,000
Convertible notes payable-affiliate, net of discount of $244,705 as of December 31, 2012	-	278,186
Conversion option liability	-	109,802
Warrant liabilities	6,343	10,854,204
Total current liabilities	253,317	12,011,714

Convertible notes payable, net of discount of $334,320 and $213,500 as of September 30, 2013 and December 31, 2012, respectively	2,665,680	236,500
Total liabilities	2,918,997	12,248,214
Commitments and contingencies

Stockholders' deficiency:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized
Series A convertible preferred stock, $0.0001 par value; 1,700,000 shares designated; 750,068 and 1,700,000 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	75	170
Common stock, $0.0001 par value; 680,000,000 shares authorized, 155,686,534 and 125,135,113 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	15,569	12,514
Additional paid in capital	19,992,113	6,552,878
Deficit accumulated during development stage	(20,856,419)	(17,607,981)
Total stockholders' deficiency	(848,662)	(11,042,419)
Total liabilities and stockholders' deficiency	$2,070,335	$1,205,795

The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE CALYPSO INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

					From September 11, 2009 (date of inception) Through September 30, 2013
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
REVENUE	$235,483	$9,547	$250,483	$10,307	$376,694
Cost of revenue	153,989	8,717	160,815	154,233	427,348
Gross profit (loss)	81,494	830	89,668	(143,926)	(50,654)

OPERATING EXPENSES:
Sales and marketing	192,350	123,604	523,122	787,364	2,041,713
General and administrative	1,346,477	811,283	3,185,185	4,063,904	8,844,169
Depreciation and amortization	81,990	57,170	218,646	168,474	599,257
Total operating expenses	1,620,817	992,057	3,926,953	5,019,742	11,485,139

Loss from operations	(1,539,323)	(991,227)	(3,837,285)	(5,163,668)	(11,535,793)

Other income (expense):
Change in fair value of derivative liabilities	66,492	149,793	7,626,121	2,141,178	(990,531)
Loss on settlement or modification of debt	-	-	(5,459,582)	-	(5,459,582)
Interest expense	(151,672)	(15,185)	(1,577,692)	(599,694)	(2,870,513)

Total other income (expense)	(85,180)	134,608	588,847	1,541,484	(9,320,626)

NET LOSS	$(1,624,503)	$(856,619)	$(3,248,438)	$(3,622,184)	$(20,856,419)

Net loss per common share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average common shares outstanding, basic and diluted	151,019,307	138,431,367	137,142,426	131,461,321

The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE CALYPSO INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
For the nine months ended September 30, 2013
(unaudited)

	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Deficit during Development Stage	Total Stockholders' Deficiency
	Shares	Amount	Shares	Amount
Balance-January 1, 2013	1,700,000	$170	125,135,113	$12,514	$6,552,878	$(17,607,981)	$(11,042,419)
Return of shares from Founder	-	-	(3,686,634)	(369)	-	-	(369)
Conversion of note payable-Affiliate to equity at $0.15 per share	-	-	3,686,634	369	552,994	-	553,363
Beneficial conversion feature associated with notes payable	-	-	-	-	493,115	-	493,115
Conversion of preferred shares to common shares at $0.0679 per share	(949,932)	(95)	13,991,162	1,399	(1,304)	-	-
Return of shares from Founder	-	-	(12,886,346)	(1,289)	-	-	(1,289)
Conversion of notes payable and accrued interest into common stock at $0.03 per share	-	-	20,000,000	2,000	543,764	-	598,239
Shares issued to third party as debt discount in connection with notes payable at $0.18 per share	-	-	1,200,000	120	229,571	-	229,691
Shares issued as deferred financing costs in connection with notes payable at $0.172 per share	-	-	1,000,000	100	171,900	-	172,000
Shares issued for consulting services at $0.231 per share	-	-	486,401	49	112,451	-	112,500
Shares issued for consulting services at $0.155 per share	-	-	192,770	19	29,981	-	30,000
Shares issued for legal services at $0.15 per share	-	-	115,000	12	17,239	-	17,251
Shares issued to acquire software at $0.15 per share	-	-	1,000,000	100	149,900	-	150,000
Stock based compensation	-	-	-	-	425,133	-	425,133
Vesting of restricted stock at $0.40 per share (prior year accrual of $872,387)	-	-	5,452,434	545	1,308,040	-	1,308,585
Reclassification of derivative liabilities to equity	-	-	-	-	6,384,814	-	6,384,814
Reclassification of warrants as derivative liabilities	-	-	-	-	(2,013,972)	-	(2,013,972)
Loss on debt modification of notes payable	-	-	-	-	5,035,609	-	5,035,609
Net loss	-	-	-	-	-	(3,248,438)	(3,248,438)
Balance-September 30, 2013	750,068	$75	155,686,534	$15,569	$19,992,113	$(20,856,419)	$(848,662)

The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE CALYPSO INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			From September 11, 2009 (date of inception) Through September 30, 2013
	Nine months ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,248,438)	$(3,622,184)	$(20,856,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	218,646	168,473	599,257
Amortization of debt discount	388,682	571,184	1,644,251
Amortization of deferred financing costs	46,579	-	46,579
Change in fair value of derivative liabilities	(7,626,121)	(2,141,178)	990,531
Loss on modification of warrants	1,027,371	-	1,027,371
Loss on settlement of notes payable	5,459,582	-	5,459,582
Stock based compensation	1,893,469	3,540,573	4,929,996
Changes in operating assets and liabilities:
Accounts receivable	27,268	7,532	(16,600)
Prepaid expenses	(104,973)	10,555	(108,025)
Accounts payable	187,692	216,017	708,489
Accounts payable-affiliate	-	(162,005)	21,958
Accrued liabilities	(129,697)	29,859	79,878
Deferred revenue	(10,000)	13,004	-
Net cash used in operating activities	(1,869,940)	(1,368,170)	(5,473,152)

CASH FLOWS FROM INVESTING ACTIVITIES
Software development costs	(166,273)	(216,317)	(1,340,697)
Purchase of fixed assets	-	-	(23,781)
Net cash used in investing activities	(166,273)	(216,317)	(1,364,478)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	2,600,000	300,000	7,030,172
Proceeds from notes payable, affiliate	-	357,707
Contributed capital received	-	7,154
Fees paid to third party in connection with issuance of notes payable	(62,500)	-	(62,500)
Proceeds from sale of preferred stock	-	200,000	200,000
Proceeds from sale of common stock	-	400,022	390,043
Net cash provided by financing activities	2,537,500	1,264,883	7,557,715

Net increase (decrease) in cash and cash equivalents	501,287	(319,604)	720,085

Cash and cash equivalents at beginning of period	218,798	371,393	-
Cash and cash equivalents at end of period	$720,085	$51,789	$720,085

SUPPLEMENTAL INFORMATION
Cash paid for interest	$63,510	$-	$63,510
Cash paid for income taxes	$-	$-	$-
Non-cash investing and financing activities:
Conversion of notes payable and accounts payable-former affiliate to common stock	$532,892	$-	$954,850
Acquisition of technology in exchange for issuance of stock	$150,000	$-	$150,000
Former affiliate payable converted to note payable	$-	$344,993	$545,958
Conversion of notes payable to common and preferred stock	$515,000	$-	$3,284,214
Conversion of accrued interest on notes payable to common stock	$59,579	$-	$59,579
Fair value of warrants issued in connection with preferred, common stock and notes payable	$-	$4,766,716	$15,889,449
Fair value of conversion option issued in connection with notes payable	$-	$-	$787,192
Reclassification of derivative liability to equity	$6,384,814	$-	$6,384,814
Reclassification of warrants as derivative liability	$2,013,972	$-	$2,013,972
Fair value of warrants issued in settlement of accounts payable	$-	$-	$45,206
Issuance of stockholder subscription receivable	$-	$(120,000)	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

BLUE CALYPSO INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2013
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of September 30, 2013, for the three and nine months ended September 30, 2013 and 2012, and for the period from September 11, 2009 (inception) to September 30, 2013. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the operating results for the full year ending December 31, 2013.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2012 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K/A on October 9, 2013.

   NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of September 30, 2013, the Company had cash and cash equivalents of $720,085 and working capital of $591,393. During the nine months ended September 30, 2013, the Company used net cash in operating activities of approximately $1,870,000.  The Company has not yet generated any significant revenues, and has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Subsequent to September 30, 2013, the Company raised approximately $1,501,000 in cash proceeds from the sale of common stock.  See Note 11.  The Company believes that its current cash on hand will be sufficient to fund its projected  operating requirements through June 2014.

The Company's primary source of operating funds since inception has been cash proceeds from the issuance of common shares and preferred shares to its initial investors, proceeds from the issuance of convertible secured debentures and the sale of common stock and debentures in private placements.  The Company intends to raise additional capital through private debt and equity investors, but there can be no assurance that these funds will be available on terms acceptable to the Company, or will be sufficient to enable the Company to fully complete its development activities or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

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

BLUE CALYPSO INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2013
(unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605 (Accounting Standards Codification)  “Revenue Recognition” when persuasive evidence of an arrangement exists, the fee is fixed or determinable, delivery of the product has occurred or services have been rendered and all obligations have been performed pursuant to the terms of the arrangement and collectability is reasonably assured. Revenue includes fees received from customers for advertising and marketing services provided by us and is recognized as earned when performances of agreed to products, activities and services have been delivered.

Licensing fees are the result of grants of licenses and settlements reached from legal enforcement of the Company's patent rights. Revenue is recognized when the arrangement with the licensee has been signed and the license has been delivered and made effective, provided license fees are fixed or determinable and collectability is reasonably assured. Revenue from settlements reached on legal enforcement of the Company’s patent rights and the release of the licensee from certain legal claims, is recognized on receipt of the settlement amounts. The Company does not assume future performance obligations in its license arrangements.

Legal costs incurred in connection with intellectual property and patent enforcement litigation are recognized as cost of revenue. Other legal expenses incurred in the normal course of the Company's business are expensed when incurred as selling, general and administrative expenses.

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

BLUE CALYPSO INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2013
(unaudited)

Net Loss per Share

The Company computes basic net income (loss) per share by dividing net income (loss) per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share as of September 30, 2013 and 2012 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	September 30, 2013	September 30, 2012
Convertible notes payable	21,461,538	-
Series A convertible preferred stock	11,045,655	25,036,820
Options to purchase common stock	14,839,073	9,938,210
Warrants to purchase common stock	32,495,753	32,008,518
Restricted stock units	13,456,667	13,456,667
Totals	93,298,686	80,440,215

Preferred Stock

Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. The Company classifies conditionally redeemable preferred shares, which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders’ deficiency.  As of September 30, 2013, the Company does not have any preferred shares subject to mandatory redemption outstanding.

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

BLUE CALYPSO INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2013
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

The Company’s free standing derivatives consist of warrants to purchase common stock that were issued in connection with its private placement transactions (see Note 4) and embedded conversion options with convertible notes. The Company evaluated these derivatives to assess their proper classification in the condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012 using the applicable classification criteria enumerated under GAAP. The Company determined that certain common stock purchase warrants and the embedded conversion features do not contain fixed settlement provisions.  The exercise price of such warrants is subject to adjustment in the event that the Company subsequently issues equity securities or equity linked securities with exercise prices lower than the exercise price in these warrants. The convertible notes contained a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands.

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

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

BLUE CALYPSO INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2013
(unaudited)

Financial liabilities as of September 30, 2013 and December 31, 2012 measured at fair value on a recurring basis are summarized below:

	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities	$6,343	$--	$--	$6,343

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities	$10,964,006	$--	$--	$10,964,006

The Company determined that the warrants issued in connection with certain financing transactions and certain conversion options related to convertible notes did not have fixed settlement provisions and are deemed to be derivative financial instruments, since the exercise prices were subject to adjustment based on certain subsequent equity issuances. Accordingly, the Company was required to record such warrants and conversion option as liabilities and mark all such derivatives to fair value each reporting period. Such instruments were classified within Level 3 of the valuation hierarchy.

The fair value of the warrants and the conversion options was calculated using a binomial lattice formula with the following weighted average assumptions during the three and nine months ended September 30, 2013:

Dividend Yield	0.00%
Volatility	81.98% to 85.43%
Risk-free Interest Rate	0.10% -1.71%
Term	1.07 – 3.5 years

The risk-free interest rate is the United States Treasury rate on the measurement date having a term equal to the remaining contractual life of the instrument. The volatility is a measure of the amount by which the Company’s share price has fluctuated or is expected to fluctuate. Since the Company’s common stock has not been publicly traded for a long period of time, an average of the historical volatility of comparative companies was used. The dividend yield is 0% as the Company has not made any dividend payment and has no plans to pay dividends in the foreseeable future.

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the derivative liabilities. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s Chief Financial Officer, who reports to the Chief Executive Officer, determine its valuation policies and procedures.

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s Chief Financial Officer and are approved by the Chief Executive Officer.

BLUE CALYPSO INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2013
(unaudited)

Level 3 financial liabilities consist of the  derivative liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

Significant observable and unobservable inputs include stock price, exercise price, annual risk free rate, term, and expected volatility, and are classified within Level 3 of the valuation hierarchy. An increase or decrease in volatility or interest free rate, in isolation, can significantly increase or decrease the fair value of the derivative liabilities. Changes in the values of the derivative liabilities are recorded as a component of other income (expense) on the Company’s condensed consolidated statements of operations.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis for the nine months ended September 30, 2013:

Balance - Beginning of period	$10,964,006
Aggregate fair value of derivative instruments issued	3,053,272
Transfers out due to the expiration and modification of derivative aspect of financial instrument	(6,384,814)
Change in fair value of derivative liabilities	(7,626,121)

Balance - End of period	$6,343

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30, 2013	December 31, 2012
Capitalized Software Development Costs	$1,592,679	$1,276,406
Less: Accumulated amortization	(567,067)	(352,957)
Net capitalized development costs	$1,025,612	$923,449

During the nine months ended September 30, 2013, the Company issued 1,000,000 shares of its common stock valued at $150,000 to acquire software based on the share price on the date of the transaction.  The Company recorded the fair value of the shares issued as an intangible asset with an estimated useful life of 5 years.

Amortization expense relating to the capitalized development costs was $79,906 and $54,152 for the three months ended September 30, 2013 and 2012, respectively and $214,110 and $164,906 for the nine months ended September 30, 2013 and 2012, respectively. Amortization for the next five years is estimated to be as follows:

2013 (remaining)	$79,199
2014	319,484
2015	296,299
2016	204,648
2017	92,981
Thereafter	33,001
$1,025,612

BLUE CALYPSO INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2013
(unaudited)

NOTE 6 – NOTES PAYABLE

May 6, 2013 Convertible Debentures

On May 6, 2013, the Company issued a convertible debenture in exchange for cash proceeds of $2,400,000 (the “May 2013 Debenture”).  The May 2013 Debenture bears interest at a rate of 10% per annum, is due two years from the issuance date and is convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $0.25 per share.  In connection with the May 2013 Debenture, the Company granted the note holder an aggregate of 1,200,000 shares of common stock with a grant date fair value of $254,400.  The aggregate grant date fair value of the common stock was applied to the principal amount of the May 2013 Debenture to determine the debt discount. Accordingly, the Company allocated $229,691 of the proceeds to the relative fair value of the common stock on the grant date and recorded such amount as a debt discount on the date of the transaction.

During the three and nine months ended September 30, 2013, the Company recognized $28,673 and $45,624 in amortization of the deferred debt discount relating to the May 2013 Debenture, respectively.  In connection with the May 2013 Debenture, the Company incurred fees payable to a third party aggregating $62,500, and issued an aggregate of 1,000,000 shares with a grant date fair value of $172,000 to a third-party.  Such amounts have been recognized as Deferred Financing Costs on the date of the transaction, and are being amortized over the term of the May 2013 Debenture.   During the three and nine months ended September 30, 2013, the Company recognized $29,232 and $46,579 in amortization of the deferred financing costs relating to the May 2013 Debenture, respectively.

On September 13, 2013, the Company modified certain terms of the May 2013 Debenture in order to induce the holder to convert the May 2013 Debenture into shares of the Company’s common stock as well as to eliminate certain restrictive covenants in the May 2013 Debenture. In exchange, the Company provided for a temporary reduction in the conversion price of the May 2013 Debenture to $0.13 per share through December 31, 2013, after which the conversion price will revert back to the original conversion price of $0.25 per share. In accordance with ASC 470-20, the fair value of the consideration will be measured and recognized as an expense on the date that the inducement offer is accepted by the holder.

April 12, 2012 Senior Secured Convertible Debentures

From April 2012 through January 2013, the Company issued senior secured convertible debentures (the “Secured Convertible Debentures”) in exchange for an aggregate cash proceeds of $515,000 ($50,000 of which were received on January 15, 2013). The Secured Convertible Debentures had a stated interest rate of 8% per annum, were due on June 30, 2013 and were originally convertible into shares of the Company’s common stock at the option of the holder at a conversion price of market on the trading day immediately preceding the date of conversion.

The Company identified an embedded derivative related to a conversion option in the Secured Convertible Debentures. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivative as of the inception date of the Secured Convertible Debentures and to fair value  the derivative as of each subsequent reporting date.

At the inception of the Secured Convertible Debentures, the Company determined the aggregate fair value of of the embedded derivatives to be $122,938.

On April 29, 2013, the Company modified the Secured Convertible Debentures and accrued interest, in the aggregate amount of $545,958 to a fixed conversion price of $0.03 per share and a maturity date of June 30, 2013. In connection with the debt modification, the Company recorded a loss on debt modification of $5,459,582 representing the difference between the fair value of the aggregate shares issuable under the new conversion price and the original conversion terms of the Secured Convertible Debenture.

BLUE CALYPSO INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2013
(unaudited)

During the nine months ended September 30, 2013, the holder of the Secured Convertible Debentures converted the aggregate principal amount of $515,000 and accrued interest and fees aggregating $30,764 into 20,000,000 shares of common stock.  Concurrently with this transaction, a shareholder cancelled 12,886,346 shares of his common stock and returned them to the Company.

November 15, 2012 Unit Offering

On November 15, 2012, the Company commenced a private offering of up to $3,000,000 of units (the "Units") at a purchase price of $50,000 per unit pursuant to the securities purchase agreement dated November 15, 2012 (the “Purchase Agreement”). Each Unit consists of a 10% Convertible Debenture in the principal amount of $50,000 (the “10% Debenture”) and 12,500 shares of the Company’s common stock. The 10% Debenture bears interest at a rate of 10% per annum, is due two years from the issuance date and is convertible into shares of the Company’s common stock at a conversion price of $0.20 per share. Though December 31, 2012, we issued and sold an aggregate of 9 units totaling $450,000. The 10% Debentures were determined to have an embedded beneficial conversion feature (“BCF”) under the provisions of ASC 470-20, “Debt with Conversion and Other Options” based on the issue date market value and the exercise price of $0.20 per share. In accordance with ASC 470-20, an embedded beneficial conversion feature shall be recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid capital. Accordingly, a discount of $225,000 was recorded at issuance. During the nine months ended September 30, 2013 an additional $150,000 of 10% Debentures were issued and a discount of $16,667 was recorded. Amortization expense of $29,632 and $88,896  was recorded during the three and  nine months ended September 30, 2013, respectively. The note balance was $449,748 net of discount of $150,252 at September 30, 2013.

NOTE 7 - WARRANT DERIVATIVE LIABILITIES

The Company issued warrants in conjunction with the issuance of convertible debentures and the sale of Series A Convertible Preferred and Common Stock.  These warrants contained certain reset provisions. Therefore, in accordance with ASC 815-40,  the Company classified the fair value of the warrant as a liability at the date of issuance.  Subsequent to the initial issuance date, the Company is required to adjust the warrant to fair value as an adjustment to current period operations.

On April 19, 2013, the reset provisions of an aggregate of 22,091,310 warrants expired. Accordingly, the fair value at the date of expiration of $4,027,945 was reclassified from liabilities to equity.

On April 29, 2013, in connection with an amendment to the Secured Convertible Debentures, the Company reinstated the reset provisions of an aggregate of 11,045,655 warrants and extended their term from August 31, 2016 to April 30, 2018.  The fair value of the modified warrants of $3,041,343 was recorded as a liability with $2,013,972 reclassified from equity (based on original terms) and $1,027,381 charged to current period interest (based on term modifications). The fair values were determined using the binomial lattice model.

On September 13, 2013, in connection with an amendment to the Secured Convertible Debentures, the Company modified the terms of 11,045,655 warrants as described above, 2,945,508 warrants issued on March 31, 2012 and 6,500,000 warrants issued on April 12, 2012, reducing the exercise prices from $0.10 per share to $0.05 per share; and eliminating the embedded reset provisions.  Accordingly, the Company determined the change in fair values of $64,017 to current period expense and reclassified the adjusted liability to equity of $2,356,870.  The fair values were determined using the binomial lattice model.

BLUE CALYPSO INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2013
(unaudited)

NOTE 8 – STOCKHOLDERS’ DEFICIENCY

Common Stock

During the nine months ended September 30, 2013, 949,932 shares of the Company’s Series A Convertible Preferred Stock were converted into an aggregate of 13,991,162 shares of common stock at the stated conversion price of $0.0679 per share.

During the nine months ended September 30, 2013, the Company issued an aggregate of 794,171 shares of common stock to consultants valued at approximately $160,000 for services previously rendered.

Stock Options

During the nine months ended September 30, 2013, the Company granted options to purchase an aggregate of 4,578,530 shares of common stock to certain employees and directors. These options vest over a 2 to 3 year period, have a term of 10 years, and contain exercise prices between $0.14 and $0.24 per share. The options had an aggregate grant fair date value of $484,186.

During the nine months ended September 30, 2013, the Company granted options to purchase an aggregate of 800,000 shares of common stock to certain consultants. These options vest over a 3 year period, have a term of 10 years, and contain an exercise price of $0.24 per share. The options had an aggregate grant date fair value of $84,880.

Option valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from an index of historical stock prices of comparable entities until sufficient data exists to estimate the volatility using the Company’s own historical stock prices. Management determined this assumption to be a more accurate indicator of value. The Company accounts for the expected life of options in accordance with the “simplified” method which enables the use of the simplified method for “plain vanilla” share options as defined in Staff Accounting Bulletin No. 107. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.  The fair value of stock-based payment awards during the three and nine months ended September 30, 2013 was estimated using the Black-Scholes pricing model with the following assumptions:

Risk-free interest rate	0.64%-1.39%
Dividend yield	0%
Stock price volatility	75%-87%
Expected life	2 years

In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the number of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period. The Company estimated forfeitures related to option grants at a weighted average annual rate of  0% per year, as the Company does not yet have adequate historical data, for options granted during the three and nine months ended September 30, 2013 and 2012, respectively.

The stock-based compensation expense related to option grants was $312,666 and $13,872 during the three months ended September 30, 2013 and 2012, respectively and $390,894 and  $2,958,980 during the nine months ended September 30, 2013 and 2012.

BLUE CALYPSO INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2013
(unaudited)

The following table summarizes the stock option activity for the nine months ended September 30, 2013:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2013	9,460,543	$0.25
Granted	5,378,530	$0.24
Outstanding, September 30, 2013	14,839,073	$0.24	8.9	$532,634
Exercisable, September 30, 2013	8,474,992	$0.22	8.5	$490,791

As of September 30, 2013, stock-based compensation of $614,557 remains unamortized and is expected to be amortized over the weighted average remaining period of 2.5 years.

Restricted Stock

The following table summarizes the restricted stock activity for the nine months ended September 30, 2013:

Restricted shares issued as of December 31, 2012	13,456,667
Granted during nine months ended September 30, 2013	-
Forfeited during nine months ended September 30, 2013	-
Total Restricted Shares Issued at September 30, 2013	13,456,667
Vested at September 30, 2013	(5,693,052)
Unvested restricted shares as of September 30, 2013	7,763,615

Stock based compensation expense related to restricted stock grants was $470,436 and $436,194 for the three months ended September 30, 2013 and 2012, respectively; and $1,342,824 and $581,593 the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, the stock-based compensation relating to restricted stock of $2,912,245 remains unamortized and is expected to be amortized over the remaining period of approximately 2 years.

BLUE CALYPSO INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2013
(unaudited)

NOTE 9 – RELATED PARTY TRANSACTIONS

Aztec Systems, Inc. (“Aztec”) was an affiliate of the Company that provided administrative and technical support services to the Company.  The majority owner of Aztec was also the majority stockholder of the Company until the sale of Aztec on June 15, 2012.  During the nine months ended September 30, 2013, Aztec converted convertible debentures aggregating $522,891 and accrued interest aggregating approximately $30,000 into 3,686,634  shares of common stock. Concurrently with this issuance a shareholder cancelled 3,686,634shares of his common stock and returned them to the Company. During the nine months ended September 30, 2013, the Company recorded amortization of the debt discount relating to this note aggregating approximately $254,162.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

In the normal course of business the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Legal fees for such matters are expensed as incurred and we accrue for adverse outcomes as they become probable and estimable.

On October 17, 2012, the Company filed patent infringement complaints against YELP, Inc. (Case No. 6:12-cv-00788) and IZEA, Inc. (Case No.6:12-cv-00786) The suits allege infringement of two of the Company’s patents, Nos. 7,664,516 and 8,155,679. The complaints were filed in the U.S. District Court in the Eastern District of Texas, Tyler Division.   On August 2, 2013, YELP, Inc. filed a counterclaim for declaratory judgment of noninfringement, invalidity, and unenforceability for all asserted patents. The cases are presently in the early stages of discovery.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events or transactions occurring through the date on which the condensed consolidated financial statements were issued.

Subsequent to September 30, 2013, the Company entered into securities purchase agreements with certain investors and sold an aggregate of 11,546,154 shares of common stock at a purchase price of $0.13 per share in consideration of gross proceeds of $1,501,000.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:

•	our ability to raise additional capital;
•	the absence of any operating history or revenue;
•	our ability to attract and retain qualified personnel;
•	market acceptance of our platform;
•	our limited experience in a relatively new industry;
•	regulatory and competitive developments;
•	intense competition with larger companies;
•	general economic conditions
•	failure to adequately protect our intellectual property;
•	technological obsolescence of our products and services;
•	technical problems with our products and services;
•	loss or retirement of key executives, and
•	other factors set forth under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K/Afor the year ended December 31, 2012 filed with the Securities and Exchange Commission.

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

 Recent Developments

General

On May 6, 2013, we entered into a securities purchase agreement with an accredited investor pursuant to which we issued and sold a 10% Convertible Debenture (the "May 2013 Debenture") in the principal amount of $2,400,000 and 1,200,000 shares of our common stock in consideration of gross proceeds of $2,400,000. The Debenture bears interest at a rate of 10% per annum, is due two years from the issuance date and is convertible into shares of our common stock at a conversion price of $0.25 per share. On September 13, 2013, we entered into a series of agreements with the holder of the May 2013 Debenture and certain of our outstanding warrants. Pursuant to such agreements, we agreed to provide for a temporary reduction in the conversion price of the May 2013 Debenture from $0.25 to $0.13 per share through December 31, 2013 and the holder agreed to the elimination of certain restrictive covenants in the May 2013 Debenture. In addition, we agreed to amend the terms of certain of our outstanding warrants in order to induce the holder to exercise such warrants as well as to eliminate the cashless exercise feature and certain anti-dilution protections contained in such warrants. In exchange, we agreed to provide for a temporary reduction in the exercise price of such warrants from $0.10 to $0.05 through the later of December 31, 2013 or 45 days after a registration statement covering the underlying shares is declared effective by the Securities and Exchange Commission.

On October 7, 2013, we entered into a securities purchase agreement with an accredited investor pursuant to which we issued and sold 7,700,000 shares of our common stock at a purchase price of $0.13 per share in consideration of gross proceeds of $1,001,000. On October 15, 2013, we entered into a securities purchase agreement with an accredited investor pursuant to which we issued and sold 3,846,154 shares of our common stock at a purchase price of $0.13 per share in consideration of gross proceeds of $500,000.

Litigation

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

On August 24, 2012, we filed a patent infringement complaint against Living Social, Inc. (Case No. 2:2012-cv-00518) alleging infringement of two of our patents, U.S Patent 7,664,516 and U.S Patent 8,155,679. The complaint was filed in the U.S. District Court in the Eastern District of Texas, Marshall Division.  In March 2013, the Court issued a Scheduling Order setting the Markman hearing date for August 27, 2013 and trial for August 7, 2014. On June 14, 2013, we amended our complaint and added claims for infringement by LivingSocial of three additional patents, U.S Patent No. 8,438,055, U.S. Patent No. 8,452,646 and U.S. Patent 8,457,670. Living Social had until August 19, 2013 to file an amended answer, affirmative defenses and any counterclaims related to the amended complaint.  We provided our preliminary infringement contentions for all five asserted patents on June 25, 2013. The parties were to file proposals for a case schedule on or before August 29, 2013. As a result of the addition of the additional patents to the case, the Markman hearing was extended until February 11, 2014 as to all patents. On August 16, 2013, we dismissed our patent infringement action against Living Social pursuant to the terms of an otherwise confidential settlement and license agreement.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605 (Accounting Standards Codification)  “Revenue Recognition” when persuasive evidence of an arrangement exists, the fee is fixed or determinable, delivery of the product has occurred or services have been rendered and all obligations have been performed pursuant to the terms of the arrangement and collectability is reasonably assured. Revenue includes fees received from customers for advertising and marketing services provided by us and is recognized as earned when performances of agreed to products, activities and services have been delivered.

Licensing fees are the result of grants of licenses and settlements reached from legal enforcement of the Company's patent rights. Revenue is recognized when the arrangement with the licensee has been signed and the license has been delivered and made effective, provided license fees are fixed or determinable and collectability is reasonably assured. Revenue from settlements reached on legal enforcement of the Company’s patent rights and the release of the licensee from certain legal claims, is recognized on receipt of the settlement amounts. The Company does not assume future performance obligations in its license arrangements.

Legal costs incurred in connection with intellectual property and patent enforcement litigation are recognized as cost of revenue. Other legal expenses incurred in the normal course of the Company's business are expensed when incurred as selling, general and administrative expenses.

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

Comparison of Three Months Ended September 30, 2013 and 2012

Results of Operations

Net Loss.  For the three months ended September 30, 2013, we had a net loss of $1,624,503, as compared to a net loss of $856,619 for the three months ended September 30, 2012. The increase in net loss resulted primarily from:  increased stock based compensation  in the current quarter  aggregating $333,056 and increased professional fees of approximately $90,000 associated with the restatement of the financial statements and legal and investor relations fees. Additionally the Company incurred increased professional fees for investment banking, investment relations and legal fees of approximately $125,000. Finally, the Company had increased salary expense related to increased staffing costs, specifically the addition of a new COO and CTO totaling approximately $90,000.

Revenue.   Revenue for the three months ended September 30, 2013 was $235,483, as compared to $9,547 in revenues for the same period in 2012.  The current quarter reflects revenue from licensing settlements in addition to product sales.  We are a development stage company and have had modest revenue to date.

Cost of Revenue.  Our cost of revenue was $153,989 for the three months ended September 30, 2013, as compared to $8,717 for the same period in 2012. Cost of revenue for the three months ended September 30, 2012 was primarily comprised of payments to endorsers for promoting advertiser content.  In the current quarter cost of revenue includes the costs of services including legal costs associated with licensing fees  and  settlements generate in the quarter totaling $128,542.

Sales and Marketing.  For the three months ended September 30, 2013, sales and marketing expenses increased by $68,746 to $192,350 as compared to the same period in 2012. Sales and marketing expenses were lower in the later part of 2012 and into 2013 but have increased to early 2012 levels. Sales and marketing included the compensation and benefit expense of the five sales and marketing staff members as well as travel, entertainment and advertising expense directly attributable to the sales and marketing function.

General and Administrative.  For the three months ended September 30, 2013, general and administrative expenses were $1,346,577 as compared to $811,283 for the three months ended September 30, 2012.  This was primarily associated with stock compensation associated with certain vested stock incentives aggregating $333,056 during the three months ended September 30, 2013 and increased professional fees associated with the restatement of the financial statements and legal and investor relations fees.

Depreciation and Amortization. Depreciation and amortization expenses relate primarily to the amortization of capitalized software development.  Depreciation and amortization expenses were $81,990 for the three months ended September 30, 2013 as compared to $57,170 for the three months ended September 30, 2012, representing an increase of $24,820 which was due primarily to increased investment in software development of our systems platform.

 For the three months  ended September 30, 2013, we incurred $60,133 of software development costs that were  capitalized as they were associated with improvements to our commercial platform. In addition, we acquired software through the issuance of 1,000,000 of our common stock with a fair value of $150,000. This compares to $24,175 of capitalized software development costs for the quarter ended September 30, 2012, as we had reduced our development efforts for the period to conserve cash reserves. In the quarter ended September 30, 2012, our development activities were outsourced to Aztec Systems, Inc., a company that was majority owned by Mr. Levi, our chief technology officer and a member of our board of directors prior to its sale in the second quarter of 2012.

Change in fair value of derivative liabilities.  We issued warrants and convertible debt that contain certain reset provisions in connection with financing and debt settlements.  As such, we are required to record these reset provisions as a liability and mark them to market each reporting period.  For the three months ended September 30, 2013, we recorded a gain of $66,492 in change in the fair value of these reset provisions versus a gain for the three months ended September 30, 2012 of $149,793.

Interest Expense.  Interest expense was $151,672 for the three months ended September 30, 2013 as compared to $15,185 for the three months ended September 30, 2012.  The primary increase in interest cost was related to 1) our non-cash amortization of our debt discounts associated to our convertible debentures in 2013 and 2) $75,000 of interest expense related to our aggregate $3.0 million in outstanding notes payable at 10%.

Comparison of Nine Months Ended September 30, 2013 and 2012

Results of Operations

Net Loss.  For the nine months ended September 30, 2013, we had net loss of $3,248,438 as compared to a net loss of $3,622,184 in the nine months ended September 30, 2012. The largest components of net loss were a gain attributed to the fair value of our derivative liabilities of $7,626,121  offset by the loss on the settlement of debt and warrant modification of $5,459,582, and a one-time interest cost on the warrant term modification of $1,027,381 charged to current period interest Also the Company had lower general and administrative expenses of $878,719 primarily related to lower stock incentive expenses in the current year .

Revenue.   Revenue for the nine months ended September 30, 2013 was $250,483, as compared to $10,307 in revenues for the same period in 2012.  Revenue was realized from sales of services and license fees during this period.  We are a development stage company and have had modest revenue to date.

Cost of Revenue.  Our cost of revenue was $160,815 for the nine months ended September 30, 2013, as compared to $154,233 for the same period in 2012. Cost of revenue for the nine months ended September 30, 2012 was primarily comprised of payments to endorsers for promoting advertiser content. The current period includes costs of revenue including legal fees associated with license /settlement and services revenue totaling $128,542.  The prior year cost of revenue includes costs associated with an endorser fee model that we have not incurred such costs in the current year.

Sales and Marketing. For the nine months ended September 30, 2013, sales and marketing expenses decreased by $264,242 to $523,122 as compared to the same period in 2012.   Sales and marketing expense includes the compensation and benefit expense of the five sales and marketing staff members as well as travel, entertainment and advertising expense directly attributable to the sales and marketing function. During the prior year, we incurred higher stock option expense of $233,237.

General and Administrative.  For the nine months ended September 30, 2013, general and administrative expenses decreased by $878,719 to $3,185,185 as compared to the nine months ended September 30, 2012.  The decrease was primarily related to a net decrease in stock incentive costs.  The prior year included $1.7 million in stock option expense associated with the hiring of our new CEO at the time.  In the current year we have incurred a $0.7 million increase in restricted stock expense in comparison to the prior year.  This represents a decrease of $1.0 million.  This is offset by increased professional fees associated with the recent restatement of our financial reports aggregating $90,000.

Depreciation and Amortization. Depreciation and amortization expenses relate primarily to the amortization of capitalized software development.  Depreciation and amortization expenses were $218,646 for the nine months ended September 30, 2013 as compared to $168,474 for the nine months ended September 30, 2012, representing an increase of $50,172 which was due primarily to an increase due to additional capitalized software during the period.

Change in fair value of derivative liabilities. We issued warrants and convertible notes that contain certain reset provisions in connection with financing and debt settlements.  As such, we are required to record these reset provisions as a liability and mark them to market each reporting period.  For the nine months ended September 30, 2013, we recorded a gain of $7,626,121 in change in the fair value of these reset provisions versus a gain for the nine months ended September 30, 2012 of $2,141,178.

Loss on settlement of debt – During the nine months ended September 30, 2013, we modified the terms of convertible debentures aggregating $2,915,000 and accrued interest of $30,948.  In connection with the modification, the Company incurred a loss on settlement of debt of $5,459,582 during the nine months ended September 30, 2013.

 Interest Expense.  Interest expense was $1,577,692 for the nine months ended September 30, 2013 as compared to $599,694 for the nine months ended September 30, 2012.  The primary increase in interest cost was from a one-time interest cost on warrant term modification of $1,027,381 charged to current period interest. In addition, the increase in interest expense was also attributable to the issuance of a 10% Convertible Debenture in the principal amount of $2,400,000 on May 6, 2013, the issuance of 8% Senior Secured Convertible Debentures in the aggregate principal amount of $600,000 between April 19, 2012 and February 4, 2013, and the issuance of 10% Convertible Debentures in the aggregate principal amount of $600,000 between November 15, 2012 and March 27, 2013.

Cash Flows

Net cash used in operating activities during the nine months ended September 30, 2013 was $1,869,940 as compared to $1,368,170 for the nine months ended September 30, 2012. Cash used in operations for the nine months ended September 30, 2013 were comprised of: a net loss of $3,248,438 offset by non-cash changes in the fair value of our warrant liabilities of $(7,626,121); a one-time interest cost on warrant term modifications of $1,027,371; a loss on the modification of the convertible debentures of $5,459,582 and stock based compensation expense of $1,893,469.

Net cash used in investing activities during the nine months ended September 30, 2013 was $166,273, as compared to $216,317 for the nine months ended September 30, 2012. This decrease was attributable to reduced expenditures on the development of our software platform related to a more cost effective operating model.

Net cash provided by financing activities during the nine months ended September 30, 2013 was $2,537,500, as compared to $1,264,883 for the same period in 2012.  During the nine months ended September 30, 2013, net cash of $2,537,500 was provided from issuance of convertible debentures.

Off Balance Sheet Arrangements

None

Liquidity and Capital Resources

The Company has not yet generated any significant revenues, and has incurred net losses since inception. As of September 30, 2013, the Company had cash and cash equivalents of $720,085 and working capital of $591,393. During the nine months ended September 30, 2013, the Company used net cash in operating activities of approximately $1,869,940. The Company believes that its current cash on hand will be sufficient to fund its projected operating requirements through December 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

On April 29, 2013, we entered into a series of agreements with the holder of our 8% Senior Secured Convertible Debentures (the “8% Debentures”). The Debentures were due on November 30, 2012. As of April 29, 2013, the aggregate amount outstanding under the Debentures, including all accrued and unpaid interest and fees, was $600,000. Pursuant to Amendment No. 1 to the 8% Debentures, the conversion price of the Debentures was amended such that the aggregate amount outstanding under the Debentures was convertible into an aggregate of 20,000,000 shares of our common stock. The issuance of the shares of common stock underlying our 8% Debentures did not result in any dilution to our existing stockholders as our Founder and Chief Technology Officer, Andrew Levi, committed 20,000,000 shares of common stock currently held by him in connection with this transaction. The holder of our 8% Debentures also agreed to immediately terminate the Security Agreement dated April 19, 2012 by and between us, our subsidiaries and the holder, the Intellectual Property Security Agreement dated April 19, 2012 by and between us, our subsidiaries and the holder, and the Subsidiary Guarantee executed by us, our subsidiary, Blue Calypso, LLC, and all of the security interests created thereby. The maturity dates of the 8% Debentures were extended to June 30, 2013. As of the date of this report, the holder of the 8% Debentures has converted the full principal amount of the 8% Debentures into an aggregate of 20,000,000 shares of our common stock. Of the shares held in the Andrew Levi stock escrow, 2,231,221 remain in the escrow at the balance sheet date.

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

On May 6, 2013, we entered into a Securities Purchase Agreement with an accredited investor pursuant to which we issued and sold a 10% Convertible Debenture in the principal amount of $2,400,000 (the “May 2013 Debenture”) and 1,200,000 shares of common stock in consideration of gross proceeds to the Company of $2,400,000. The May 2013 Debenture bears interest at a rate of 10% per annum, is due two years from the issuance date and is convertible into shares of tour common stock at a conversion price of $0.25 per share.

On September 13, 2013, the Company modified certain terms of the May 2013 Debenture in order to induce the Holder to convert the May 2013 Debenture into shares of the Company’s common stock as well as to eliminate certain restrictive covenants in the May 2013 Debenture. In exchange, the Company will provide for a temporary reduction in the conversion price of the May 2013 Debenture to $0.13 per share through December 31, 2013, after which the conversion price will revert back to the original conversion price of $0.25 per share.

On September 13, 2013, in connection with an amendment to the May 2013 Debenture, the Company modified the terms of 11,045,655 warrants as described above, 2,945,508 warrants issued on March 31, 2012 and 6,500,000 warrants issued on April 12, 2012, reducing the exercise prices from $0.10 per share to $0.05 per share; and eliminating the embedded reset provisions.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

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

As of December 31, 2012, we had identified certain matters that constituted a material weakness in our internal controls over financial reporting that continued to exist as of September 30, 2013. Specifically, we have limited segregation of duties within our accounting and financial reporting functions. Segregation of duties within our company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information.

In addition, prior to the engagement of an outside financial reporting consultant in August 2013, we lacked adequately trained accounting personnel with appropriate expertise in complex transactions under United States generally accepted accounting principles.  While we believe that the addition of a consultant with such experience has assisted us in mitigating this weakness as of September 30, 2013, we need to perform a full evaluation of our disclosure controls and procedures before we deem the weakness to be fully remediated.   Management is currently in the process of determining how to implement a more effective system to insure that information required to be disclosed in the Company’s periodic reports has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and intends to develop procedures to address them to the extent possible given limitations in manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

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

Remediation plan. Since the determination regarding this deficiency, we have devoted significant effort and resources to remediation and improvement of our internal control over financial reporting.  While we had processes in place to identify and apply developments in accounting standards, we enhanced these processes to better evaluate our research of the nuances of complex accounting standards and engaged a third party financial reporting and consulting firm to assist the Company in its financial reporting compliance. Our enhancements included retaining a third party consultant, who is a technical accounting professional, to assist us in the interpretation and application of new and complex accounting guidance.  The firm has been engaged to assist in the analysis of complex financial instruments. Management will continue to review and make necessary changes to the overall design of our internal control environment.

(b) Changes in internal control over financial reporting.  There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, other than the hiring of the third party financial reporting and consulting firm discussed above.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We initiated litigation in the United States District Court, Eastern District of Texas, against Groupon, Inc., Living Social, Inc., YELP, Inc., IZEA, Inc., MyLikes Inc., and Foursquare Labs, Inc. for patent infringement of two of our patents (U.S. Patent Nos. 7,664,516 and 8,155,679), which cover peer-to-peer advertising.  We subsequently amended our complaints to add claims of infringement on our three other patents (U.S. Patent Nos. 8,438,055, 8,452,646, and 8,457,670).  A summary of each of the cases is set forth below. With the payment of all maintenance fees, all of our patents will expire on December 14, 2026.

On July 31, 2012, we filed a patent infringement complaint against Groupon, Inc. (Case No. 6:12-cv-00486) alleging infringement of two of our patents, Nos. 7,664,516 and 8,155,679, focused on our peer-to-peer marketing technology. The complaint was filed in the U.S. District Court in the Eastern District of Texas, Tyler Division.  On April 26, 2013, the Court issued a Scheduling and Discovery Order setting the Markman hearing for November 7, 2013 and trial for July 9, 2014.  On June 13, 2013, we moved to amend our complaint and add claims for infringement by Groupon of three additional patents, U.S. Patent No. 8,438,055, U.S. Patent No. 8,452,646 and U.S. Patent No. 8,457,670.  On July 19,  2013, the Court granted our motion.  In addition, the Court extended the Markman hearing date to February 5, 2014 and the trial date to October 6, 2014 as a result of the three additional patents being added to the case.  On August 2, 2013, Groupon, Inc. filed a counterclaim for declaratory judgment of noninfringement and invalidity for all asserted patents. The case is presently in the early stages of discovery.

On August 24, 2012, we filed a patent infringement complaint against Living Social, Inc. (Case No. 2:12-cv-00518) alleging infringement of two of our patents, U.S. Patent No. 7,664,516 and U.S. Patent No. 8,155,679. The complaint was filed in the U.S. District Court in the Eastern District of Texas, Marshall Division.  In January 2013, the Court issued a Docket Control Order setting the Markman hearing date for August 1, 2013 and trial for April 7, 2014. On June 14, 2013, we amended our complaint and added claims for infringement by LivingSocial of three additional patents, U.S. Patent No. 8,438,055, U.S. Patent No. 8,452,646 and U.S. Patent No. 8,457,670.  Living Social had until August 19, 2013 to file an amended answer, affirmative defenses and any counterclaims related to the amended complaint.  We provided our preliminary infringement contentions for U.S. Patent Nos. 7,664,516 and 8,155,679 on June 25, 2013.  The parties are to file proposals for a case schedule on or before August 29, 2013. As a result of the addition of the additional patents to the case, the Markman hearing was extended until February 11, 2014 as to all patents.  On August 16, 2013, we dismissed our patent infringement action against Living Social pursuant to the terms of an otherwise confidential settlement and license agreement.

On October 17, 2012, we filed patent infringement complaints against YELP, Inc. (Case No. 6:12-cv-00788) and IZEA, Inc. (Case No. 6:12-cv-00786) The suits allege infringement of two of our patents, Nos. 7,664,516 and 8,155,679. The complaints were filed in the U.S. District Court in the Eastern District of Texas, Tyler Division.  On April 26, 2013, the Court issued a Scheduling and Discovery Order setting the Markman hearing for November 7, 2013 and trial for July 9, 2014.  On June 13, 2013, we moved to amend our complaint and add claims for infringement by Yelp and IZEA of three additional patents, U.S. No. Patent 8,438,055, U.S. Patent No. 8,452,646 and U.S. Patent No. 8,457,670.  On July 19,  2013, the Court granted our motion.  In addition, the Court extended the Markman hearing date to February 5, 2014 and the trial date to October 6, 2014 due to the addition of the three new patents to the case.  On August 2, 2013, YELP, Inc. filed a counterclaim for declaratory judgment of noninfringement, invalidity, and unenforceability for all asserted patents. The cases are presently in the early stages of discovery.

On October 31, 2012, we filed patent infringement complaints against MyLikes (Case No. 6:12-cv-00838) and Foursquare (Case No. 6:12-cv-00837). The suits allege infringement of two of our patents, Nos. 7,664,516 and 8,155,679. The complaints were filed in the U.S. District Court in the Eastern District of Texas, Tyler Division.  On April 26, 2013, the Court issued a Scheduling and Discovery Order setting the Markman hearing for November 7, 2013 and trial for July 9, 2014.  On June 13, 2013, we moved to amend our complaint and add claims for infringement by MyLikes and Foursquare of three additional patents, U.S. Patent No. 8,438,055, U.S. Patent No. 8,452,646 and U.S. Patent No. 8,457,670.  On July 19,  2013, the Court granted our motion.  In addition, the Court extended the Markman hearing date to February 5, 2014 and the trial date to October 6, 2014 due to the addition of the three new patents to the case.  In an ancillary action, Foursquare filed a declaratory judgment action against us in the Southern District of New York that alleged that U.S. Patent No. 8,438,055, U.S. Patent No. 8,452,646 and U.S. Patent No. 8,457,670 were not infringed and were invalid.  That case was transferred to the Eastern District of Texas on August 2, 2013.  On July 23, 2013, we entered into a settlement agreement and license agreement with MyLikes to resolve the case. MyLikes agreed to pay us the equivalent of a 3.5% royalty for the use of our patents. The case against MyLikes was subsequently dismissed on July 31, 2013. The case against Foursquare is presently in the early stages of discovery.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors associated with the Company’s business previously disclosed in Part I, Item 1A of the Company’s 2012 Form 10-K and in Part II, Item 1A of the Form 10-Q for the quarter ended June 30, 2013, in each case under the heading “Risk Factors.”

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER DISCLOSURES

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit Number	Description
2.1

Agreement and Plan of Merger and Reorganization, dated as of September 1, 2011, by and among Blue Calypso, Inc., Blue Calypso Acquisition Corp., and Blue Calypso Holdings, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2011)

2.2

Agreement and Plan of Merger, dated September 9, 2011, by and between Blue Calypso, Inc., a Nevada corporation, and Blue Calypso, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2011)

2.3

Asset Purchase Agreement Between Picture Assassin, LLC, Each Member of Picture Assassin, LLC and Blue Calypso, Inc. dated September 13, 2013 (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2013)

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
10.30

Amendment No. 1 to 10% Convertible Debenture between Blue Calypso, Inc. and the Holder dated September 13, 2013(incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2013)

10.31

Amendment No. 3 to Common Stock Purchase Warrants between the Company and the Holder dated September 13, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2013)

10.32

Amendment No. 2 to Common Stock Purchase Warrant between the Company and the Holder dated September 13, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2013)

10.33	Securities Purchase Agreement dated October 7, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2013)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE CALYPSO, INC.

Date:	November 8, 2013	By:	/s/ David S. Polster
		Name:	David S. Polster
		Title:	Chief Financial Officer