Form 10-K
period 2013-12-31
BLUE CALYPSO, INC.
filed 2014-03-31
CIK 1399587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 X .  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐. No ☒

On June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the registrant was $18,218,077. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

              The number of outstanding shares of the registrant’s common stock as of March 31, 2014, was 199,437,262.

BLUE CALYPSO, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2013

PART I

ITEM 1.  BUSINESS

OUR COMPANY

We develop and deliver advocacy marketing and analytics solutions and services for the business-to-consumer (B2C) marketplace leveraging mobile, social media, gamification and our intellectual property portfolio. We have developed a patented technology platform that enables brands to leverage customer and employee relationships to increase brand loyalty and drive revenue. We generate revenue from consulting fees, licensing and/or enforcement of such patented technologies.  Our intellectual property portfolio consists of five patents and six pending patent applications that cover methods and systems for communicating advertisements and electronic offers between mobile and desktop communication devices. All of the patents and patent applications that cover the core of our business, i.e., a “System and method for peer-to-peer advertising between mobile communication devices”, have been developed internally by our Founder and Chief Technology Officer, Andrew Levi, and our Director of Innovation, Bradley Bauer, and assigned to our wholly owned subsidiary, Blue Calypso, LLC. In September 2013, we acquired proprietary mobile gamification technology and subsequently applied for two additional patents based upon the enhancement and integration of this technology into our platform.

Our proprietary technology platform enables businesses to leverage word-of-mouth marketing through the delivery of advertising campaigns, content and promotions across multiple social media channels using multiple device types. Our technology facilitates the connection of brands to consumers and enables them to customize and share brand content across the most popular social media channels. Our platform then tracks performance, monitors engagement and includes robust, real-time analytics that provide acute insight regarding the adoption, performance and return on investment of our client’s promotions. Our technology is designed to help clients spread their marketing messages, acquire new customers, increase awareness and drive product sales. For example, campaigns facilitated through our platform can encourage consumers to learn more about our client’s products, watch promotional videos about particular products or click to buy products. Our platform can also assist in increasing “Likes” on Facebook, “Followers” on Twitter and encourage consumers to join our client’s email list, newsletter or blogs. All of this is accomplished by encouraging advocates of a company to interact, personalize and share messages with their friends via social media channels such as Facebook, Twitter, and LinkedIn. Our clients are able to thank advocates for sharing, including offering incentives, coupons and other perks to consumer advocates who share the message. Our technology platform creates multiple opportunities for companies to interact with their most vocal brand advocates (influencers) and reward them for their loyalty.

Over the last five years, the world has seen social media, mobile technologies and digital advertising evolve dramatically and actually converge. Through this technological evolution, a sociological shift has occurred in how influential digital media can be when promoted within one’s social circles, “friend-to-friend.” We believe that people will actively endorse products with which they have a strong emotional connection or brand loyalty. When they do, these endorsements reach groups of like-minded individuals, as people generally associate with others of like mind. Social communities such as Facebook, Twitter, LinkedIn, Google+ and various blogs incorporate and build on this common idea. Our platform goes a step further, leveraging mobile and social technologies and rewarding the advocates for their loyalty and performance. We believe that we have created a platform that solves advertisers’ desire for targeted and personal messaging as well as mobile subscribers’ desire for content relevance in advertising.

Today large companies are becoming their own social media networks, disseminating content to their millions of advocates through email addresses, Facebook fans, Twitter followers, etc. These social media channels and mobile delivery capabilities have created a significant opportunity for companies to leverage their marketing assets by having their “fans” tell their friends about a company or product thus increasing adoption/conversion, reducing their media expenses and increasing their return on investment.

Through mobile and social media, everyone has their own unique and significant audience. According to Facebook, the average user has 130 friends; Twitter states the average user has 300 followers; and on average an individual has 25 unique frequent contacts they communicate with weekly via text messages or mobile calls. Active participation in LinkedIn, Google+, Tumblr and/or a personal blog can further extend one’s direct social reach significantly. With our platform, advertiser content is not bound by any single app, social media community, website, carrier or device. Once the message is shared by an advocate, it can be accessed via texts, Twitter “tweets” LinkedIn or Facebook “posts.” As a result, our individual advocates have the capability to immediately reach hundreds or even thousands of people through their direct personal and digital social relationships.

As a by-product of campaign delivery and recipient interaction, we deliver real-time analytics and business intelligence capabilities, which provide advertisers the ability to see how campaigns are deployed, where they are getting the most traction, and which are seeing the most activity. The platform also allows advertisers to assess the conversational response to their messages which enables them to adjust their campaigns based on performance.

OUR PRODUCTS AND SERVICES

                We have developed four core products that form the basis of our technology platform: SOCIALECHO™, EMGAGE™, POPSHARE™ and DASHTAGG™.

SOCIALECHO™ allows brands to leverage their customers and social media fans to spread their brand content through their social networks. SOCIALECHO allows brands to white label our technology and make branded content, such as promotions and offers available to their fans, employees, and customers. Should these advocates choose to, they can post these promotions and offers through social media channels with a personal message, a picture or video customizing the brand promotion. Then with one click the advocate can send their personalized message to the most popular social media channels like Facebook, Twitter and others. Our technology then tracks, monitors, and provides analytics within and across these multiple social media channels. Valuable information on receptivity to brand content and destination of shared content is delivered through our analytics. We generate revenue from this product through a one-time enterprise license per use of the technology per campaign.

EMGAGE™ enables brands to mobilize their employees to spread brand messages and promotions through their social networks. EMGAGE leverages our base technology of launching promotions but instead of consumers, engages an overlooked brand amplification resource within a company, the employee base. Much like SOCIALECHO, tracking, monitoring, and analytics are performed on these promotions as they spread across multiple social media platforms and provide valuable data to the brand. We are targeting companies with large employee bases as the key channel of message distribution. By offering employees incentives, employers can encourage their employees to let their friends know about upcoming products and promotions or company programs that can increase sales as well as improve employee morale. We generate revenue from this product through a one-time enterprise license per use of the technology per campaign.

POPSHARE™ launched in July 2013, allows companies to install our applet on their website and place POPSHARE on any page where a product is featured or where shopping cart functionality exists. POPSHARE helps the website viewers and buyers that like the products to easily share that branded content and customize it with a message, picture or video. Rather than a simple one-way share that is in use by most shopping carts today, POPSHARE’s individual customization significantly validates the share and demonstrates the consumer’s commitment to the product. POPSHARE thanks the customer for sharing and offers the client the ability to serve up a coupon or highlight upcoming promotions. As the content goes viral Blue Calypso provides the robust analytics to the brand on the shares as they proliferate across the social media platforms. We generate revenue from this product based upon a monthly license to use the applet on an ongoing basis.

                DASHTAGG™ is our Mobile Gamification Technology. It is a unique social and mobile game of “tag” or scavenger hunt and is designed to increase in-store foot traffic and grow visitor-to-buyer conversion rates. We believe that gamification has become an increasingly important element in brand development. DASHTAGG  combines both physical and digital participation ensuring the maximum engagement with traditional brands. DASHTAGG players take pictures of each other to earn points and win prizes and awards.  Games are sponsored by retailers or events that provide physical locations to activate “TAGGs” by scanning specific QR codes.  Game sponsors may offer cool prizes, merchandise, trophies and access to exclusive events like parties, shows and concerts.

Blue Calypso Labs™, or BC Labs, was launched in October 2013 to offer software development, innovation and related consulting services to clients. BC Lab’s mission is to help clients develop unique software solutions that solve strategic business problems, focus on integrating our digital marketing and analytics technologies into various client applications as well as seek licensing revenue from our broad portfolio of intellectual property.

We intend to continue to develop new technology and expand on our intellectual property portfolio and product offerings to meet the needs of companies seeking to amplify their brand messages through social media networks.

Our principal executive offices are located at 19111 North Dallas Parkway Suite 200, Dallas Texas 75287. Our telephone number is (972) 695-4776. Our website address is http://www.bluecalypso.com.

Market Opportunity

We believe that as advertisers adapt to the changing media and content distribution landscape, they will place an increasing priority on the next frontier of mobile while leveraging social media networks, communities and properties. We believe that historical advertising media such as print, television and radio, and even Internet banner ads, are beginning to shift to mobile platforms and generally explore alternatives to traditional advertising techniques. Mobile platforms enable advertisers to put relevant messages out to a more highly targeted buyer community, while encouraging branded and personal content syndication. In addition, mobile devices have become a ubiquitous extension of many target buyers and a critical part of the lifestyle of most generations.

We believe that one of the most attractive characteristics of mobile consumers for advertisers is the opportunity for more accurate content targeting. Typical parameters include carrier, device type and mobile channel, with the possibility to add geo-location, behavioral, demographic and interest-based information (the latter two generally require user opt in) infused with user actual purchase history.

We believe that peer-to-peer or “friend-to-friend” advertising (also known as digital word-of-mouth advertising) is the most powerful and effective form of advertising. According to eMarketer, two-thirds of all economic activity in the United States is influenced by shared opinions about a product, brand or service. GfK NOP reports that 92% of consumers cite word-of-mouth as one of the best sources for ideas about new products. Additionally, Forrester Research showed that over 60% of consumers trust product recommendations found in online sources like discussion boards, and Google’s research shows that 78% of consumers trust peer recommendations versus 14% of consumers who trust recommendations from advertisers.

Mobile marketing has the ability to connect brands with users on an intimate one-to-one basis, providing customers with relevant information that is important to them. While the sector is still in its infancy, we believe that brands, operators, advertising executives, content publishers and technology enablers have high expectations regarding the potential of the mobile advertising market. We believe that our platform offers an effective tool for advertisers seeking to enter or expand their advertising presence in the mobile market, target specific customers with selected messages, and capitalize on the power of peer recommendations. We believe that any consumer product, retail or audience-based entity, whether for-profit or non-profit, is a potential user of our platform.

COMPETITIVE STRENGTHS

Product advertising, awareness and branding through social media is an extremely competitive and fragmented industry. Adequate protection of intellectual property, successful product development, adequate funding and retention of experienced personnel are critical to our success. We believe that our position in the industry is attributable to the following strengths:

•         Prominent Intellectual Property Position. We believe that our patents provide us with broad and comprehensive coverage for methods and systems for communicating advertisements and electronic offers between communication devices, including mobile and desktop devices. Our policy is to seek to protect our proprietary position by filing patent applications related to our proprietary technology and improvements that we believe are important to the development of our business. We also target select companies that we believe are infringing on our intellectual property in order to maintain our competitive position.

•         Extensive Knowledge and Experience in Product Advertising, Awareness and Branding. We believe that our management and personnel have extensive knowledge and experience in product advertising, awareness and branding which significant adds to our competitive position.

•         Highly Customizable Platform. We have the ability to rapidly customize products to meet our client’s needs. We believe that our current patents provide us with broad and comprehensive coverage and we intend to continue to expand upon our intellectual property portfolio as we innovate new products and services in response to new opportunities in the market.

OUR STRATEGY

We intend to continue innovating and will attempt to maximize the economic benefits of our intellectual property. We currently have two key areas of operation:

•         development and delivery of digital word-of-mouth technology solutions; and

•         maximization of the economic benefits of our intellectual property.

We have developed a proprietary platform that enables brands to leverage customer and employee relationships to increase brand loyalty and drive revenue. We believe that our strong intellectual property and our extensive experience in product advertising, awareness and branding will enable is to continue to develop new products and services.

We intend to expand our intellectual property portfolio through both internal development and acquisition. We intend to monetize our intellectual property through licensing, strategic partnerships, and litigation.

Initially, we intend to focus on the enforcement of our patents in three categories of infringers: deal of the day offerings, check-in companies and social promotion companies.

Marketing

We seek to work with mid to large size companies that spend much of their marketing budgets attracting new customers or encouraging their current customers to purchase more often. We market our POPSHARE™, SOCIALECHO™ , EMGAGE™ and DASHTAGG™ products   to them via current relationships that our team members develop as well as through agencies that develop the marketing strategy for their clients. We provide the agency with our white label technology and they introduce it to their clients. We also attend conferences and trade shows to provide a vehicle for us to communicate the benefits of our technology to prospective clients. We have a sophisticated direct marketing process that involves, data base development, management and prospect development.

Customers

As a development stage company, we are in the early stages of developing a customer base. We enter into written agreements with each of our customers, which typically include a one to six month timeframe.  Customers’ fees are based on the products and services actually provided. Further, our test programs tend to be much smaller as we seek to prove the concept with a particular customer before rolling out a full national campaign.  We have also entered into license agreements pursuant to which we derive revenue for the use of our intellectual property on a perpetual license basis.  Through BC Labs we provide IT consulting and programming services.

Advocates

An important strategic element of our business model is to ensure that each advocate is an authentic advocate of a brand, allowing us to be the technology support for the brand that enhances the relationship between brand and advocate. We aim to achieve this by providing them with access to innovative, timely and relevant content in addition to exclusive offers provided by the brand. We are an engine that allows brands to provide content to their advocates, and then leverage our technology to track, monitor, and provide analytics on the spread of that content. We also provide analytics on engagement levels for brands to understand which advocate’s re-shares are most interested in their content, and thus who have the highest propensity to purchase their product.

Technology to Capture Data

Our platform allows the collection of business intelligence and analytics resulting from data accumulated as content is shared and consumed. We do not share any data collected with any entity except with our client who launches the promotion/content. Our technology allows the brand/advertiser to monitor the full cycle of an advertising campaign from the first subscriber to the final redemption or intent to purchase.  With this data, we show each advertiser the return on investment (ROI) of each dollar spent on an advertising campaign. This allows us to prove the effectiveness of the platform in near real time and enables clients to quickly improve their campaign effectiveness.

Intellectual Property

We believe we have advantages over competitors in the mobile advertising industry due to the intellectual property we possess and have on file with the United States Patent and Trademark Office. In February 2010, we received Unites States Patent number 7,664,516.

Subsequently we have received continuation-in-part (CIP) patents 8,155,679, 8,438,055, 8,452,646 and 8,457,670. With the payment of all maintenance fees, these patents will not expire until December 14, 2026. We believe that the patents cover the core of our business, i.e., a basic method and system for peer-to-peer advertising between mobile communication devices. We also have three additional CIP patent applications pending which build on the functionality of our issued patent, one patent application which covers a digital game of tag played on mobile devices through which participants can earn points and incentives from game sponsors, and one patent application that covers cumulative incentives.

Below is a brief overview of our issued patents:

U.S. Patent No. 7,644,516

The ‘516 Patent discloses a method and system for communicating advertisements between mobile communication devices. An advertising campaign and a set of incentives are arranged between and advertiser and an intermediary, such as Blue Calypso. A subscriber is identified for the advertiser based on a profile of a subscriber. A subscriber, once qualified for the advertising campaign, is presented with an opportunity to participate. In operation, when a communication transmission is received from the participant, the advertisement is associated with the communication transmission and sent to a destination.

U.S. Patents 8,155,679 and 8,457,670 are continuations of the ‘516 Patent and include claims which disclose similar subject matter.

U.S. Patent No. 8,438,055

The ‘055 Patent discloses a system and method for distribution of advertisements between communication devices. The system and method provides for accounting and distribution of incentives related to distribution of the advertisements. The system further provides for association of testimonials from advertising recipients related to the advertisement and for distribution of the testimonials to communication devices. A bi-lateral selection between subscribers and advertisers using the system is created whereby both advertisers and subscribers agree to participate in the distribution of advertisements and testimonials.

U.S. Patent No. 8,452,646

The ‘646 Patent discloses a system and method for distribution of advertisements and electronic offers between communication devices. The system and method provides for accounting and distribution of incentives related to distribution of the advertisements and offers. A bi-lateral selection between subscribers and advertisers using the system is created whereby both advertisers and subscribers agree to participate in the distribution of advertisements and offers. The system further provides for a means of redeeming offers utilizing points of sale and analytics associated to the redemption of electronic offers.

We believe that all of the technology that delivers our platform to both advertisers and endorsers has been developed and is fully owned by us with the exception of several web controls that are licensed by us pursuant to a royalty-free license with unlimited distribution rights. The architecture of the platform was designed to support millions of participants through server and application clustering and load-balancing. We believe the elegance of the data flow makes for an extremely light-weight and highly scalable system that can easily be enhanced.  By using a standards-based SMS protocol coupled with tight integration to social communities such as Facebook, Twitter, LinkedIn and blogs as the primary delivery mechanisms, and by serving the dynamic content via a standard mobile web browser, we are capable of supporting most any receiving mobile device with Internet access. Platform smartphone support is available for Apple iPhone and Google Android devices as well as through a standard desktop web browser.

We own six registered trademarks in the United States: “BLUE CALYPSO,” “WHEN FRIENDS TALK, FRIENDS LISTEN,” “CALYP,” “POWER TO THE PEOPLE,” “SOCIALLY YOURS,” and “ENDORSE SHARE EARN,” In addition, we have pending trademark applications for the following: “EMGAGE,” “POPSHARE,” “SOCIALECHO,” “DASHTAGG,” and “DASHTAG.”

We also believe that we have common law rights in these trademarks that arise from use of the marks in commerce. The trademark registrations will continue in force as long as all renewals are timely paid and use of the marks continues. Our common law trademark rights will continue as long as the marks are used in commerce.

Back Office Support

 Until August 2012, Aztec Systems, Inc. provided administrative and technical support services to us, at which time we brought all services provided by Aztec Systems to us in house. Aztec Systems was owned by our founder, Chief Technology Officer and Director, Andrew Levi, until its sale on June 15, 2012. Aztec Systems owns and manages a certified data center that has delivered high-availability secure managed services and hosting to its customers for over ten years, which continues to service our secure data hosting needs.

Employees

 As of December 31, 2013, we had a total of 10 full-time employees. We also utilize the services of independent contractors. We have no labor union contracts and believe relations with our employees are satisfactory.

Competition

We face formidable competition in every aspect of our business, particularly from other companies that seek to connect social communities via mobile technologies and provide them with relevant advertising and brand content.  First and foremost, we consider ourselves a next generation social sharing, brand loyalty and rewards platform, so we believe our primary competitors are companies that embrace true brand loyalty, not just providers of discounted transactions.  Currently, we consider our primary competitors to be Zuberance, Extole, MyLikes, WeReward (IZEA), and BzzAgent (recently acquired by Dunnhumby).  Each of these companies is different in terms of size, market share and other unique attributes of their offering where all but BzzAgent are early stage and, with the exception of IZEA, are privately held so little detailed information is available.  We believe that the social, mobile marketing and advertising space is large and has no first movers or any company with a notable share of the market. We believe that our approach to the market, value proposition to large brands, use of compelling rewards and incentives, combined with our strong intellectual property are clear differentiators in a nascent yet quickly evolving industry for social mobile word-of-mouth advertising and marketing.

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

We believe that we compete favorably on the factors described above. However, product advertising, marketing, awareness and branding through social media sites is an extremely competitive space. As we expand our product offerings to include private branded products, employee engagement products, instant access products, as well as other technology offerings, we will continue to face new competitors. Further, as the technology marketplace is always expanding, new competitors continuously innovate, and can become a competitor in the future.

Government Regulation

Aspects of the digital marketing and advertising industry and how our business operates are highly regulated.  We are subject to a number of domestic and, to the extent our operations are conducted outside the U.S., foreign laws and regulations that affect companies conducting business on the Internet and through other electronic means, many of which are still evolving and could be interpreted in ways that could harm our business. In particular, we are subject to rules of the Federal Trade Commission (“FTC”), the Federal Communications Commission (“FCC”) and potentially other federal agencies and state laws related to our advertising content and methods, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, which establishes certain requirements for commercial electronic mail messages and specifies penalties for the transmission of commercial electronic mail messages that follow a recipient’s opt-out request or are intended to deceive the recipient as to source or content, federal and state regulations covering the treatment of member data that we collect from endorsers.

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

Our client's consumers/brand advocates communicate across email, mobile, social and/or web-based channels. These communications are governed by a variety of U.S. federal, state, and foreign laws and regulations. With respect to email campaigns, for example, in the United States, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, establishes certain requirements for the distribution of “commercial” email messages for the primary purpose of advertising or promoting a commercial product, service, or Internet website and provides for penalties for transmission of commercial email messages that are intended to deceive the recipient as to source or content or that do not give opt-out control to the recipient. The U.S. Federal Trade Commission, a federal consumer protection agency, is primarily responsible for enforcing the CAN-SPAM Act, and the U.S. Department of Justice, other federal agencies, state attorneys general, and Internet service providers also have authority to enforce certain of its provisions.

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

We, our clients and our client's consumers/brand advocates may all be subject to various provisions of the CAN-SPAM Act.  If we are found to be subject to the CAN-SPAM Act, we may be required to change one or more aspects of the way we operate our business.

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

Corporate History

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

We incurred net losses of $6,823,789 and $5,075,659 for the years ended December 31, 2013 and 2012, respectively. While a significant portion of the losses for the years ended December 31, 2013 and 2012 is attributed to non-cash equity compensation expense, we cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise in the relatively new and volatile market for product marketing and branding through social media communities. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue model. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

                In light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development with no operating history, there is a significant risk that we will not be able to:

•         implement or execute our current business plan, or demonstrate that our business plan is sound; and/or

•         raise sufficient funds in the capital markets to effectuate our long-term business plan.

If we are unable to execute any one of the foregoing or similar matters relating to our operations, our business may fail.

We may require additional capital to support our present business plan and our anticipated business growth, and such capital may not be available on acceptable terms, or at all, which would adversely affect our ability to operate.

Based on our current operating plans, our current resources are expected to be sufficient to fund our planned operations through August 2014. We may nonetheless seek to raise additional financing if our board of directors determines that it is advisable to do so. We may also need to raise additional funds in connection with any acquisitions of technology or intellectual property assets that we pursue or to fund licensing and enforcement actions.

While we may need to seek additional funding, we may not be able to obtain financing on acceptable terms, or at all. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our business plans.

Our independent registered public accounting firm's report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.

As of December 31, 2013, our deficit accumulated during the development stage was $24,431,770. Primarily as a result of our recurring losses from operations, negative cash flows and our accumulated deficit, our independent registered public accounting firm has included in its report for the year ended December 31, 2013 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is contingent upon, among other factors, our ability to obatin sufficient financing to support our opreations. If we are not able to obtain sufficient financing to support our operations, we may be forced to limit or cease our operations.

The markets that we are targeting for revenue opportunities may change before we can access them.

The markets for traditional Internet and mobile web products and services that we target for revenue opportunities change rapidly and are being pursued by many other companies. Further, the barriers to entry are relatively low. Therefore, we cannot provide assurance that we will be able to realize our targeted revenue opportunities before they change or before other companies dominate the market. With the introduction of new technologies and the influx of new entrants to the market, we expect competition to persist and intensify in the future, which could harm our ability to increase sales, limit client attrition and maintain our prices.

We operate within a highly competitive and complex market, which could have an adverse effect on our business.

Product advertising, marketing, awareness and branding through social media sites is an extremely competitive and fragmented industry. The industry can be significantly affected by many factors, including changes in local, regional, and national economic conditions, changes in consumer preferences, brand name recognition, marketing and the development of new and competing products or new social media companies. We expect that existing businesses that compete with us and have greater financial resources will be able to undertake more extensive marketing campaigns and more aggressive advertising strategies than us, thereby generating more attention to their companies. These competitive pressures could have a material adverse effect on our business, prospects, financial condition, and results of operations.

We are presently reliant exclusively on a limited number of patented technologies.

We derive substantially all of our revenue from a relatively small number of key technologies. As new technological advances occur, many of our patented technologies may become obsolete before they are completely monetized. If we are unable to monetize our current patent assets for any reason, including obsolescence of our technology, the expiration of our patents or any other reason, we may be unable to acquire additional assets. If this occurs, our business and prospects would be materially harmed.

Any failure to protect or enforce our patent or other intellectual property rights could significantly impair our business.

Our ability to successfully operate our business depends largely on the validity and enforceability of our patent rights and the relevance of our patent rights to commercially viable products or services. Third parties have challenged, and we expect will continue to challenge, the infringement, validity and enforceability of certain of our patents. In some instances, our patent claims could be substantially narrowed or declared invalid, unenforceable, not essential or not infringed. We cannot assure you that the validity and enforceability of our patents will be maintained or that our patent claims will be applicable to any particular product or service. In addition, the U.S. Patent and Trademark Office, or the “USPTO,” could invalidate or render unenforceable our current or future patents (if any) or materially narrow the scope of their claims during the course of a re-examination. Any significant adverse finding as to the validity, enforceability or scope of certain of our patents and/or any successful design around certain of our patents could materially and adversely affect our ability to secure future settlements or licenses on beneficial terms, if at all, and otherwise harm our business.

The value of our patent assets may decline.

We will likely be required to spend significant time and resources to maintain the effectiveness of our issued patents by paying maintenance fees and making filings with the USPTO as well as prosecuting our patent applications. In the future, we may acquire patent assets, including patent applications, which require us to spend resources to prosecute the applications with the USPTO.

Despite efforts to protect our intellectual property rights, any of the following or similar occurrences may reduce the value of our intellectual property:

•	our applications for patents may not be granted and, if granted, may be challenged or invalidated;

•	issued patents may not provide us with any competitive advantages versus potentially infringing parties;

•	our efforts to protect our intellectual property rights may not be effective in preventing misappropriationof our technology; or

•	our efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those we acquire and/or prosecute.

Moreover, we may not be able to effectively protect our intellectual property rights in certain foreign countries where we may do business in the future or where competitors may operate. If we fail to maintain, defend or prosecute our patent assets properly, the value of those assets would be reduced or eliminated, and our business would be harmed.

We commenced legal proceedings against leading daily deal, social promotion and check-in applications and we expect such proceedings to be time-consuming, which may adversely affect our ability to operate our business.

                We commenced legal proceedings against certain daily deal, social promotion and check-in applications (including Groupon, LivingSocial, Yelp, IZEA, MyLikes, and Foursquare), pursuant to which we alleged that such companies infringe on our patents. Certain of these defendants have substantially more resources than we do, which could make our litigation efforts more difficult. We reached settlement in our patent infringement disputes with MyLikes in July 2013 and with LivingSocial in August 2013.

                We anticipate that certain of our ongoing legal proceedings may continue for several years and will require significant attention from our senior management. Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical. Once initiated, we may be forced to litigate against others to enforce or defend our intellectual property rights or to determine the validity and scope of other parties’ proprietary rights. The defendants or other third parties involved in the lawsuits in which we are involved may allege defenses and/or file counterclaims in an effort to avoid or limit liability and damages for patent infringement. If such defenses or counterclaims are successful, they may preclude our ability to derive licensing revenue from the patents. A negative outcome of any such litigation, or one or more claims contained within any such litigation, could materially and adversely impact our business. Our failure to monetize our patent assets could significantly harm our business and financial position.

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

We own five pending patent applications in the United States. We cannot assure that these patent applications will be issued, in whole or in part, as patents. Patent applications in the United States are maintained in secrecy until the patents are published or issued. Since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, we cannot be certain that we are the first creator of the inventions covered by pending patent applications.

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

We may seek to internally develop additional new inventions and intellectual property, which would take time and would be costly. Moreover, the failure to obtain or maintain intellectual property rights for such inventions could lead to the loss of our investments in such activities.

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

In addition, even if we are able to internally develop new inventions, in order for those inventions to be viable and to compete effectively, we would need to develop and maintain a proprietary position with respect to such inventions and intellectual property. However, there are significant risks associated with any such intellectual property we may develop principally including the following:

•         patent applications we file may not result in issued patents or may take longer than we expect to result in issued patents;

•         we may be subject to interference proceedings;

•         we may be subject to opposition proceedings in the U.S. or foreign countries;

•         any patents that are issued to us may not provide meaningful protection;

•         we may not be able to develop additional proprietary technologies that are patentable;

•         other companies may challenge patents issued to us;

•         other companies may have independently developed and/or patented (or may in the future independently develop and patent) similar or alternative technologies, or duplicate our technologies;

•         other companies may design around technologies we have developed; and

•         enforcement of our patents would be complex, uncertain and very expensive.

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

We do not knowingly infringe on any patents, copyrights or other intellectual property rights owned by other parties; however, in the event of an infringement claim, we may be required to spend a significant amount of money to defend a claim, develop a non-infringing alternative or to obtain licenses. We may not be successful in developing such an alternative or obtaining licenses on reasonable terms, if at all. Any litigation, even if without merit, could result in substantial costs and diversion of our resources and could materially and adversely affect our business and operating results.

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

If a third party claims that we infringe on its patents or other proprietary rights, we could face a number of issues that could seriously harm our competitive position, including:

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

On June 4, 2013, the Obama administration issued a fact sheet detailing a set of legislative recommendations and executive actions aimed at addressing abusive patent infringement lawsuits brought by patent assertion entities (entities that use patents primarily to obtain license fees rather than to support the development or transfer of technology). The White House announced that its actions are intended to protect innovators from frivolous patent litigation, ensure high-quality patents, and improve incentives for future innovation in high tech patents. The Obama administration recommended that Congress pursue several legislative measures which would:

•         Require patentees and applicants to disclose the real Party-in-Interest in USPTO proceedings and in patent lawsuits.

•         Give courts more discretion to award fees to the winning parties in patent cases.

•         Expand the USPTO’s program that allows the review and (possible invalidation) of business method patents.

•         Protect off-the-shelf use of technology by end-user consumers and businesses by providing them with better legal protection against liability. This measure includes halting judicial proceedings against such end-users when an infringement suit has also been brought against a vendor, retailer, or manufacturer of the technology being used.

•         Change the International Trade Commission's, or ITC, standard for awarding injunctions so that the ITC has more discretion in awarding injunctions to patentees. This would reflect recent changes in the law used by District Courts.

•         Incentivize public filing of demand/threat letters to make them accessible and searchable to the public in order to help curb abusive suits.

•         Ensure that the ITC has adequate flexibility in hiring judges.

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

In addition to these actions, Congress is also currently considering other legislation on patent reform. This legislation includes the bipartisan reintroduction of the SHIELD Act (Saving High-Tech Innovators from Egregious Legal Disputes Act of 2013) that would force non-practicing entities to pay for instituting patent lawsuits that are unsuccessful. The Patent Abuse Reduction Act is another recently introduced patent reform bill with similar provisions. As of the date of filing this Annual Report on Form 10-K, neither the SHIELD Act nor the Patent Abuse Reduction Act has been passed out of committee for consideration by the full House of Representatives or Senate.

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

Aspects of the digital marketing and advertising industry and how our business operates are highly regulated. We are subject to a number of domestic and, to the extent our operations are conducted outside the U.S., foreign laws and regulations that affect companies conducting business on the Internet and through other electronic means, many of which are still evolving and could be interpreted in ways that could harm our business. In particular, we are subject to rules of the FTC, the Federal Communications Commission (FCC) and potentially other federal agencies and state laws related to our advertising content and methods, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, which establishes certain requirements for commercial electronic mail messages and specifies penalties for the transmission of commercial electronic mail messages that follow a recipient’s opt-out request or are intended to deceive the recipient as to source or content, federal and state regulations covering the treatment of member data that we collect from endorsers.

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

The CAN-SPAM Act, establishes certain requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content. The CAN-SPAM Act, among other things, obligates the sender of commercial emails, and someone who initiates commercial emails, to provide recipients with the ability to opt out of receiving future emails from the sender. In addition, some states have passed laws regulating commercial email practices that are significantly more punitive and difficult to comply with than the CAN-SPAM Act, particularly Utah and Michigan, which have enacted do-not-email registries listing minors who do not wish to receive unsolicited commercial email that markets certain covered content, such as adult content or content regarding harmful products. Some portions of these state laws may not be preempted by the CAN-SPAM Act. We, our clients and our client's consumers/brand advocates may all be subject to various provisions of the CAN-SPAM Act. If we are found to be subject to the CAN-SPAM Act, we may be required to change one or more aspects of the way we operate our business, including by eliminating the option for endorsers to send emails containing our advertisers’ messages or by not allowing endorsers to receive compensation directly or indirectly as a result of distributing emails containing our advertisers’ messages.

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

The FTC adopted Guides Concerning the Use of Endorsements and Testimonials in Advertising, or Guides, on October 5, 2009. The Guides recommend that advertisers and publishers clearly disclose in third-party endorsements made online, such as in social media, if compensation was received in exchange for said endorsements. Because our business connects endorsers and advertisers, relies on endorsers sharing their brand endorsements within their digital social circles, and both we and endorsers may earn cash and other incentives, the Guides are relevant to our business.

We are currently taking several steps to ensure that our endorsers or other appropriate language indicate in social media posts that compensation or incentives are being provided to the endorsers. First, the media content provided to endorsers includes the phrase “paid” or “ad.” Our system generally provides for endorsers to post advertising content on social media in the exact form provided. An endorser would have to take steps to individually modify the content provided in order to delete the phrase “paid” or “ad.” Second, when registering as endorsers with us, endorsers are required to agree to abide by the terms and conditions regarding the use of our website and mobile platform. These terms and conditions specifically require compliance with the FTC Guides regarding paid endorsements, and contain other, general prohibitions against deceptive posts. The terms and conditions also allow us to terminate an endorser’s access to the system at any time for non-compliance with the terms and conditions, and it is our policy to terminate the accounts of endorsers for noncompliance with the Guides. Nonetheless, the FTC could potentially identify a violation of the Guides, which could subject us to a financial penalty or loss of endorsers or advertisers.

Risks Relating to Our Common Stock

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

We have identified certain material weaknesses in the design or operation of internal control over financial reporting which could have adversely affected our ability to record, process, summarize and report financial data. Ineffective internal controls could impact our business and operating results. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

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

As of December 31, 2013, we had identified certain matters that constituted a material weakness in our internal controls over financial reporting. Specifically, we have limited segregation of duties within our accounting and financial reporting functions. Segregation of duties within our company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information.

On August 27, 2013, after consulting with our Audit Committee and with our newly appointed Independent Registered Public Accounting Firm, Marcum LLP, management changed its accounting for certain of our warrants and conversion features related to previously issued convertible notes and preferred stock which were recorded in periods prior to the engagement of Marcum LLP in order to comply with US GAAP. Such warrants and the embedded conversion options should have been reflected as liabilities on the consolidated balance sheets included in our previously filed Annual Report on Form 10-K for the year ended December 31, 2012 and the Quarterly Reports on Form 10-Q for the periods ended March 31, 2012, June 30, 2012, September 30, 2012 and March 31, 2013, rather than as a component of equity. In addition, we determined that we had not properly accreted compensation expense for certain restricted stock grants in 2012.

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

In addition, prior to the engagement of an outside financial reporting consultant in August 2013, we lacked adequately trained accounting personnel with appropriate expertise in complex transactions under United States generally accepted accounting principles. While we believe that the addition of a consultant with such experience has assisted us in mitigating this weakness as of December 31, 2013, we need to perform a full evaluation of our internal controls and procedures before we deem the weakness to be fully remediated. Management is currently in the process of determining how to implement a more effective system to insure that information required to be disclosed in our periodic reports has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and intends to develop procedures to address them to the extent possible given limitations in manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

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

The public trading market for our common stock is volatile and may result in higher spreads in stock prices, which may limit the ability of our investors to sell their Shares at a profit, if at all.

Our common stock trades in the over-the-counter market and is quoted on the Over-the-Counter Bulletin Board, or OTCBB, and in the Over-the-Counter Markets on the OTCQB. The over-the-counter market for securities has historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations may adversely affect the market price of our common stock and result in substantial losses to our investors. In addition, the spreads on stock traded through the over-the-counter market are generally unregulated and higher than on national stock exchanges, which means that the difference between the price at which shares could be purchased by investors in the over-the-counter market compared to the price at which they could be subsequently sold would be greater than on these exchanges. Significant spreads between the bid and asked prices of the stock could continue during any period in which a sufficient volume of trading is unavailable or if the stock is quoted by an insignificant number of market makers. Historically our trading volume has been insufficient to significantly reduce this spread and we have had a limited number of market makers sufficient to affect this spread. These higher spreads could adversely affect investors who purchase the shares at the higher price at which the shares are sold, but subsequently sell the shares at the lower bid prices quoted by the brokers. Unless the bid price for the stock exceeds the price paid for the shares by the investor, plus brokerage commissions or charges, the investor could lose money on the sale. For higher spreads such as those on over-the-counter stocks, this is likely a much greater percentage of the price of the stock than for exchange listed stocks. There is no assurance that at the time an investor in our common stock wishes to sell the shares, the bid price will have sufficiently increased to create a profit on the sale.

We do not know whether a market for our common stock will be sustained or what the market price of our common stock will be and as a result it may be difficult for you to sell your shares of our common stock.

            Although our common stock now trades on the OTCBB and OTCQB, an active trading market for our shares may not be sustained. It may be difficult for our stockholders to sell their shares without depressing the market price for our shares or at all. As a result of these and other factors, our stockholders may not be able to sell their shares. Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares of common stock as consideration. If an active market for our common stock does not develop or is not sustained, it may be difficult for our stockholders to sell shares of our common stock.

Our cash flows are unpredictable, and this may harm our financial condition or the market price for our common stock.

The amount and timing of cash flows from our licensing and enforcement activities are subject to uncertainties stemming primarily from uncertainties regarding the rates of adoption of our patented technologies, the growth rates of our licensees, the outcome of enforcement actions and certain other factors. As such, our income and cash flows may vary significantly from period to period, which could make our business difficult to manage, adversely affect our business and operating results, cause our annual or quarterly results to fall below market expectations and adversely affect the market price of our common stock.

The market price for our common stock may fluctuate significantly, which could result in substantial losses by our investors.

                The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

•         the outcomes of our current and potential future patent litigation;

•         our ability to monetize our patents;

•         changes in our industry;

•         announcements of technological innovations, new products or product enhancements by us or others;

•         announcements by us of significant strategic partnerships, out-licensing, in-licensing, joint ventures, acquisitions or capital commitments;

•         changes in earnings estimates or recommendations by security analysts, if our common stock is covered by analysts;

•         investors’ general perception of us;

•         future issuances of common stock;

•         the addition or departure of key personnel;

•         general market conditions, including the volatility of market prices for shares of technology companies, generally, and other factors, including factors unrelated to our operating performance; and

•         the other factors described in this “Risk Factors” section.

These factors and any corresponding price fluctuations may materially and adversely affect the market price of our common stock and result in substantial losses by our investors.

Further, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations in the past. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock.

Price volatility of our common stock might be worse if the trading volume of our common stock is low. In the past, following periods of market volatility, stockholders have often instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and attention of management from our business, even if we are successful. Future sales of our common stock could also reduce the market price of such stock.

Moreover, the liquidity of our common stock is limited, not only in terms of the number of shares that can be bought and sold at a given price, but by delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us, if any. These factors may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and ask prices for our common stock. In addition, without a large float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In the absence of an active public trading market, an investor may be unable to liquidate its investment in our common stock. Trading of a relatively small volume of our common stock may have a greater impact on the trading price of our stock than would be the case if our public float were larger. We cannot predict the prices at which our common stock will trade in the future.

Some or all of the “restricted” shares of our common stock issued in connection with the closing of the reverse acquisition transaction in September 2011 or held by other of our stockholders may be offered from time to time in the open market pursuant to an effective registration statement or Rule 144 promulgated under Regulation D of the Securities Act, or Rule 144, and these sales may have a depressive effect on the market for our common stock.

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

If our stockholders sell substantial amounts of our common stock in the public market, it could create a circumstance commonly referred to as an “overhang,” in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Our stockholders may experience substantial dilution as a result of the conversion of outstanding convertible preferred stock, convertible debentures, convertible notes, or the exercise of options and warrants to purchase shares of our common stock.

As of March 31, 2014, we have granted options to purchase 15,119,073 shares of common stock and have reserved 30,499,175 shares of our common stock for issuance upon the exercise of options pursuant to our 2011 Long-Term Incentive Plan. In addition, as of March 31, 2014, we have reserved for issuance 11,045,655 shares of our common stock for issuance upon conversion or outstanding convertible preferred stock and 12,004,578 shares of our common stock for issuance upon exercise of outstanding warrants. As of March 31, 2014, we have also reserved 3,000,000 shares of our common stock for issuance upon conversion of outstanding convertible debentures.

Because our directors and executive officers are among our largest stockholders, they can exert significant control over our business and affairs and have actual or potential interests that may depart from those of our other stockholders.

Our directors and executive officers own or control a significant percentage of our common stock. Additionally, the holdings of our directors and executive officers may increase in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted or if they otherwise acquire additional shares of our common stock. As of March 31, 2014, our officers and directors beneficially own approximately 28% of the outstanding shares of our common stock. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons will have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES

We owned no properties and had no property leases at December 31, 2013.  We currently have one month to month sub-lease for office space at our current location.

ITEM 3.  LEGAL PROCEEDINGS

On July 31, 2012, the Company filed suit against Groupon, Inc. in the Eastern District of Texas in Civil Action No. 6:12-cv-00486. The Company filed additional suits against Izea, Inc. on October 17, 2012; Yelp, Inc. on October 17, 2012; and Foursqaure Labs, Inc. on October 31, 2012 in Civil Action Nos. 6:12-cv-786, 6:12-cv-788, 6:12-cv-837, respectively. Each of these cases alleges that the defendants infringe U.S. Patent Nos. 7,664,516 entitled "Method and System for Peer-to-Peer Advertising Between Mobile Communication Devices" and 8,155,679 entitled "System and Method for Peer-to-Peer Advertising Between Mobile Communication Devices." The Company subsequently added U.S. Patent Nos. 8,438,055, 8,452,646, and 8,457,670 to the cases, alleging each defendant infringed the newly added patents. Each of the defendants have answered, denying infringement and claiming that the asserted patents are invalid. Groupon, Yelp, and Foursquare filed counterclaims for declaratory judgment that the asserted patents are invalid and not infringed. Yelp filed an additional counterclaim for declaratory judgment that the asserted patens are unenforceable. The Court subsequently consolidated the actions for at least pre-trial purposes. Groupon filed a motion to transfer the case against it to the U.S. District Court for the Northern District of California, which the Court denied on September 27, 2013.

Between July 19, 2013 and October 3, 2013, Groupon filed petitions with the Patent Trial & Appeals Board (“PTAB”) requesting institution of Covered Business Method Review of all asserted claims. On December 19, 2013 and January 17, 2014, the PTAB issued decisions instituting review on all but four of the asserted claims. On January 14, 2014, the Company and all defendants filed a joint motion to stay the district court litigation. The Court granted the motion and stayed the case on January 16, 2014 pending a decision by the PTAB. Trial on the Covered Business Method Reviews at the PTAB is set for September 5, 2014. On February 3, 2014, Groupon filed a petition to the U.S. Court of Appeals for the Federal Circuit for mandamus on the district court's denial of its motion to transfer, which remains pending as of the date of this report.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock was originally approved for quotation on the OTC Bulletin Board on July 13, 2011 and since August 8, 2012, has been quoted under the trading symbol BCYP. The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Fiscal Year 2012
First Quarter	$1.05	$1.01
Second Quarter	$0.92	$0.40
Third Quarter	$0.98	$0.65
Fourth Quarter	$0.85	$0.30
Fiscal Year 2013
First Quarter	$0.45	$0.13
Second Quarter	$0.36	$0.12
Third Quarter	$0.19	$0.12
Fourth Quarter	$0.22	$0.14

The last reported sales price of our common stock on the OTC Bulletin Board on March 31, 2014, was $0.130  per share. As of March 31, 2014, there were approximately 50 holders of record of our common stock.

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

As of December 31, 2013, securities issued and securities available for future issuance under the Blue Calypso 2011 Long-Term Incentive Plan were as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,500,825	$0.265	30,499,175
Equity compensation plans not approved by security holders	9,376,748	$0.156	—
Total	13,877,573	$0.191	30,499,175

Recent Sales of Unregistered Securities

During the three months ended December 31, 2013, the Company issued an aggregate of 472,574 shares of Common Stock as settlement of certain accounts payable.

During the three months ended December 31, 2013, the Company granted options to purchase an aggregate of 280,000 shares of Common Stock pursuant to the Company’s 2011 Long-Term Incentive Plan. The options have a term of 10 years and are exercisable at an exercise price of $0.172 per share.

The foregoing securities were issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act. The securities may not be transferred or sold absent registration under the Securities Act or the availability of an applicable exemption therefrom.

ITEM 6.  SELECTED FINANCIAL DATA.

Since we are a “smaller reporting company,” as defined by SEC regulation, we are not required to provide the information required by this Item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The statements made herein for fiscal 2013 and beyond represent “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and are subject to a number of risks and uncertainties. These include, among other risks and uncertainties, whether we will be able to generate sufficient cash flow from our operations or other sources to fund our working capital needs, maintain existing relationships with our lender, successfully introduce and attain market acceptance of any new products, attract and retain qualified personnel both in our existing markets and in new territories in an extremely competitive environment, and potential obsolescence of our technologies.

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

Recent Events

General

On May 6, 2013, we entered into a securities purchase agreement with an accredited investor pursuant to which we issued and sold a 10% Convertible Debenture (the "May 2013 Debenture") in the principal amount of $2,400,000 and 1,200,000 shares of our common stock in consideration of gross proceeds of $2,400,000. The Debenture bears interest at a rate of 10% per annum, is due two years from the issuance date and is convertible into shares of our common stock at a conversion price of $0.25 per share. On September 13, 2013, we entered into a series of agreements with the holder of the May 2013 Debenture and certain of our outstanding warrants. Pursuant to such agreements, we agreed to provide for a temporary reduction in the conversion price of the May 2013 Debenture from $0.25 to $0.13 per share through December 31, 2013 and the holder agreed to the elimination of certain restrictive covenants in the May 2013 Debenture. In addition, we agreed to amend the terms of certain of our outstanding warrants in order to induce the holder to exercise such warrants as well as to eliminate the cashless exercise feature and certain anti-dilution protections contained in such warrants. In exchange, we agreed to provide for a temporary reduction in the exercise price of such warrants from $0.10 to $0.05 through the later of December 31, 2013 or 45 days after a registration statement covering the underlying shares is declared effective by the Securities and Exchange Commission. The registration statement covering such shares was declared effective by the Securities and Exchange Commission on November 25, 2013.

As of December 31, 2013, the May 2013 Debenture together with all accrued but unpaid interest thereon was converted into an aggregate of 19,400,000 shares of our common stock. On January 9, 2014, we further extended the period during which the warrants were exercisable at the reduced exercise price until March 10, 2014. Following such date, the exercise price shall increase to $0.15 per share.  On January 10, 2014, an aggregate of 11,200,000 warrants have been exercised in consideration of proceeds to the Company of $560,000.

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

Litigation

On July 31, 2012, the Company filed suit against Groupon, Inc. in the Eastern District of Texas in Civil Action No. 6:12-cv-00486. The Company filed additional suits against Izea, Inc. on October 17, 2012; Yelp, Inc. on October 17, 2012; and Foursqaure Labs, Inc. on October 31, 2012 in Civil Action Nos. 6:12-cv-786, 6:12-cv-788, 6:12-cv-837, respectively. Each of these cases alleges that the defendants infringe U.S. Patent Nos. 7,664,516 entitled "Method and System for Peer-to-Peer Advertising Between Mobile Communication Devices" and 8,155,679 entitled "System and Method for Peer-to-Peer Advertising Between Mobile Communication Devices." The Company subsequently added U.S. Patent Nos. 8,438,055, 8,452,646, and 8,457,670 to the cases, alleging each defendant infringed the newly added patents. Each of the defendants have answered, denying infringement and claiming that the asserted patents are invalid. Groupon, Yelp, and Foursquare filed counterclaims for declaratory judgment that the asserted patents are invalid and not infringed. Yelp filed an additional counterclaim for declaratory judgment that the asserted patens are unenforceable. The Court subsequently consolidated the actions for at least pre-trial purposes. Groupon filed a motion to transfer the case against it to the U.S. District Court for the Northern District of California, which the Court denied on September 27, 2013.

Between July 19, 2013 and October 3, 2013, Groupon filed petitions with the Patent Trial & Appeals Board (“PTAB”) requesting institution of Covered Business Method Review of all asserted claims. On December 19, 2013 and January 17, 2014, the PTAB issued decisions instituting review on all but four of the asserted claims. On January 14, 2014, the Company and all defendants filed a joint motion to stay the district court litigation. The Court granted the motion and stayed the case on January 16, 2014 pending a decision by the PTAB. Trial on the Covered Business Method Reviews at the PTAB is set for September 5, 2014. On February 3, 2014, Groupon filed a petition to the U.S. Court of Appeals for the Federal Circuit for mandamus on the district court's denial of its motion to transfer, which remains pending as of the date of this report.

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

Principles of Consolidation and Basis of Presentation

The consolidated financial statements are stated in U.S. dollars and include the accounts of Blue Calypso, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product or service has occurred, all obligations have been performed pursuant to the terms of the agreement, the sales price is fixed or determinable, and collectability is reasonably assured. Revenue includes fees received from customers for advertising and marketing services. In each case Revenue is recognized when services are performed or licenses are granted to customers.

Revenue from the licensing of the Company’s intellectual property and settlements reached from legal enforcement of the Company’s patent rights is recognized when the arrangement with the licensee has been signed and the license has been delivered and made effective, provided license fees are fixed or determinable and collectability is reasonably assured. The fair value of licenses achieved by ordinary business negotiations is recognized as revenue.

The amount of consideration received upon any settlement or judgment is allocated to each element of the settlement based on the fair value of each element. Elements related to licensing agreements, royalty revenues, net of contingent legal fees, are recognized as revenue in the consolidated statement of operations. Elements that are not related to license agreements and royalty revenue in nature will be reflected as a separate line item within the other income section of the consolidated statements of operations. Elements provided in either settlement agreements or judgments include: the value of a license, legal release, and interest. When settlements or judgments are achieved at discounts to the fair value of a license, the Company allocates the full settlement or judgment, excluding specifically named elements as mentioned above, to the value of the license agreement or royalty revenue under the residual method. Legal release as part of a settlement agreement is recognized as a separate line item in the consolidated statements of operations when value can be allocated to the legal release. When the Company reaches a settlement with a defendant, no value is allocated to the legal release since the existence of a settlement removes legal standing to bring a claim of infringement and without a legal claim, the legal release has no economic value. The element that is applicable to interest income will be recorded as a separate line item in other income. The Company does not assume future performance obligations in its license arrangements.

The Company also has revenue from information technology consulting services. Revenue is recognized in the periods that satisfactory performance of services is delivered to customers. Revenue is recognized when persuasive evidence of an arrangement exists, delivery of the service has occurred, all obligations have been performed pursuant to the terms of the agreement, the sales price is fixed or determinable, and collectability is reasonably assured.

Cost of Revenue

Cost of revenue includes technical service costs directly associated with initiating and supporting a customer social media program, technical service costs directly associated with providing IT consulting  and legal fees directly related to the settlement of intellectual property claims that result in licensing and royalty revenue.

Intangible Assets

               The Company capitalizes certain software development costs as well as purchased software upon achieving technological feasibility of the related products. Software development costs incurred and software purchased prior to achieving technological feasibility are charged to engineering and product development expense as incurred. Commencing upon initial product release, capitalized costs are amortized to cost of software licenses using the straight-line method over the estimated life of the product (which approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product), which is generally up to five years.

Impairment of Long-Lived Assets

The Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value. No impairment was deemed to exist as of December 31, 2013 and 2012. The Company re-evaluates the carrying amounts of its amortizable intangibles at least quarterly to identify any triggering events.  As described above, if triggering events require us to undertake an impairment review, it is not possible at this time to determine whether it would be necessary to record a charge or if such charge would be material.

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

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period.  Stock-based compensation expense is recorded by the Company in the same expense classifications in the consolidated statements of operations, as if such amounts were paid in cash.

Restatement of Previously Issued Financial Statements

This annual report contains the restated consolidated balance sheet as of December 31, 2012 and the effects of the restated consolidated statements of operations for the years ended December 31, 2013 and 2012 and from September 11, 2009 (date of inception) through December 31, 2013.

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

Specifically, the change in treatment of the warrants and the conversion feature embedded in certain convertible notes resulted in a change to the equity, and liability portions of the consolidated balance sheets as of December 31, 2013 and resulted in a loss on the fair value of the derivative liabilities which impacted our results of operations and earnings (loss) per share as reported in our original 10-K.

Results of Operations

Comparison of Year Ended December 31, 2013 and 2012

Net Loss.   For the year ended December 31, 2013, we had a net loss of $6,823,789 compared to a net loss of $5,075,659 for the year ended December 31, 2012. The increase in loss was primarily due an increase in other income and (expense) from a gain in 2012 of $479,300 to a loss of $1,195,693 in 2013.   Other income and (expense) was impacted by an unfavorable loss on a settlement or modification of debt of $6,810,982.  Additionally, interest expense increased from $1,188,782 in 2012 to $2,015,145 in 2013.  These negative impacts were partially offset by a favorable change in the fair value of derivative liabilities of $7,630,434 in 2013 in comparison to a favorable impact of $1,668,082 in 2012.   Operating expenses were $5,827,313 in 2013 versus $5,474,521 in 2012.  Sales and marketing increased by $261,908 as sales staffing was expanded in 2013.  Depreciation and amortization increased by $33,232 in comparison to 2012.

Revenue.   Revenue for the year ended December 31, 2013 increased to $341,972 as compared to $74,584 for the same period in 2012. We are a development stage company and have modest revenue to date.  Sales increased as the Company broadened its revenue streams to include social media licensing, settlement and fees of $245,981 and consulting fees of $95,991. The increase was the result of two settlements of intellectual property claims that resulted in licensing fees in 2013. Without these two settlements, sales would have increased by 55%.

Cost of Revenue.  Cost of revenue for the year ended December 31, 2013 was $142,755.  This amount included charges directly related at generating social media, licensing fee and consulting fee revenue.  In the year 2012, cost of revenue was $155,022.  The prior year amount was primarily comprised of payments to endorsers as the Company focused on building a captive endorser base.

Sales and Marketing.  For the year ended December 31, 2013, sales and marketing expenses increased by $261,908 to $682,600 during the same period in 2012. The increase was due primarily to increased staffing and advertising expenses.

General and Administrative.  For the year ended December 31, 2013, general and administrative expenses increased $57,652 to $4,843,804, as compared to $4,786,152, for the year ended December 31, 2012. Stock compensation expenses declined by $698,896 to $ 2,530,061 in 2013 as overall stock option and restricted stock grant expense declined in 2013.    This was offset by increased professional fees associated with the continued fund raising activities, restatement of prior year’s results and increased investor relations and public relations as the Company sought to increase awareness of the Company in the financial community as well as our prospective customer base.

Depreciation and Amortization. Depreciation and amortization expenses, increased from $267,677 for the year ended December 31, 2012 to $300,909 for the year ended December 31, 2013 as the Company invested $355,515 in capitalized software, which includes a common stock grant valued at $150,000 to acquire software during 2013.

Interest Expense.  Interest expense was $2,015,145 for the year ended December 31, 2013 as compared to $1,188,782 for the year ended December 31, 2012. Interest expense was incurred related to the Company’s long-term debt obligations at various interest rates ranging from 8% to 10% and the amortization of debt discount aggregating $751,126. Also, there was interest in 2013 related to the warrant modification for reset provision of $1,027,381.

Cash Flows

 Comparison of Year Ended December 31, 2013 and 2012

Cash used in operating activities during the year ended December 31, 2013 was $2,756,901, as compared to $1,930,737 for the year ended December 31, 2012. The change was due to an increase in net loss of $1,748,130.   Cash used was impacted favorably by a non-cash loss on the settlement of notes payable of $6,810,982.  This was offset by the net change in non-cash gain associated with the fair market value adjustment in derivative liabilities of $7,630,434.

Cash used in investing activities during the year ended December 31, 2013 was $205,515, as compared to $331,689 for the year ended December 31, 2012. The decrease in cash used in investing activities resulted primarily from a decrease in cash paid for software development expenses. We expect that cash used in investing activities to remain at the current level for the foreseeable future as we continue to expand our website service offerings.

During the year ended December 31, 2013, cash provided by financing was $4,038,500 as compared to $2,109,831 for the same period in 2012. In the current year, the Company secured an aggregate of $2.6 million in notes payable and $1.5 million from the sale of common stock associated with two private transactions.  These monies were secured to address the cash requirements during the continued development stage of the business.

Going Concern

Our independent registered public accounting firm, in their report accompanying our consolidated financial statements for the year ended December 31, 2013, expressed substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, negative cash flows from operating activities and our accumulated deficit. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, dispose of selective assets, and ultimately, generate additional revenue. The going concern opinion may also limit our ability to access certain types of financing, prevent us from obtaining financing on acceptable terms, and limit our ability to obtain new business due to potential customers’ concern about our ability to deliver products or services.  We must raise capital to implement our project and stay in business.

Liquidity and Capital Resources

We are a development stage company and have incurred cumulative losses of $24,431,770 since beginning operations on September 11, 2009.  At December 31, 2013, we had a cash balance of $1,294,882 and favorable working capital of $1,006,009.

On May 6, 2013, we entered into a securities purchase agreement with an accredited investor pursuant to which we issued and sold a 10% Convertible Debenture (the "May 2013 Debenture") in the principal amount of $2,400,000 and 1,200,000 shares of our common stock in consideration of gross proceeds of $2,400,000. The Debenture bears interest at a rate of 10% per annum, is due two years from the issuance date and is convertible into shares of our common stock at a conversion price of $0.25 per share. On September 13, 2013, we entered into a series of agreements with the holder of the May 2013 Debenture and certain of our outstanding warrants. Pursuant to such agreements, we agreed to provide for a temporary reduction in the conversion price of the May 2013 Debenture from $0.25 to $0.13 per share through December 31, 2013 and the holder agreed to the elimination of certain restrictive covenants in the May 2013 Debenture. In addition, we agreed to amend the terms of certain of our outstanding warrants in order to induce the holder to exercise such warrants as well as to eliminate the cashless exercise feature and certain anti-dilution protections contained in such warrants. In exchange, we agreed to provide for a temporary reduction in the exercise price of such warrants from $0.10 to $0.05 through the later of December 31, 2013 or 45 days after a registration statement covering the underlying shares is declared effective by the Securities and Exchange Commission. The registration statement covering such shares was declared effective by the SEC on November 25, 2013.

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

As of December 31, 2013, the May 2013 Debenture together with all accrued but unpaid interest thereon was converted into an aggregate of 19,400,000 shares of our common stock. On January 9, 2014, an aggregate of 11,200,000 warrants have been exercised in consideration of proceeds to the Company of $560,000. On January 9, 2014, we further extended the period during which the warrants were exercisable at the reduced exercise price until March 10, 2014. Following such date, the exercise price shall increase to $0.15 per share.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined In Exchange Act Rule 13a-15(f). The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel,

•         to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•         pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

•         provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

•         provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. In addition, because of changes in conditions, the effectiveness of internal control may vary over time.

As of December 31, 2013, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992) (“COSO”) and identified material weaknesses. As of December 31, 2013, management conducted an evaluation of the effectiveness of our internal control over financial reporting and concluded that the material weaknesses identified below continue to exist and the Company’s internal control over financial reporting still was not effective. A “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statement will not be presented or detected by our employees.

The specific material weaknesses that management identified in our internal controls as of December 31, 2013 that persist was the insufficient experience to account for and disclose complex transactions under US GAAP and a limited segregation of duties within our accounting and financial reporting functions due to the small number of employees assigned to positions that involve the processing of financial information. Although we are aware that segregation of duties within our company is limited, we believe (based on our current roster of employees and certain control mechanisms we have in place), that the risks associated with having limited segregation of duties is currently minimal.

The Company is a non-accelerated filer and is not subject to Section 404(b) of the Sarbanes Oxley Act. Accordingly, this Annual Report does not contain an attestation report of our independent registered public accounting firm regarding internal control over financial reporting, since the rules for smaller reporting companies provide for this exemption.

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

Specifically, the change in treatment of the warrants and the conversion feature embedded in certain convertible notes resulted in a change to the equity, and liability portions of the consolidated balance sheets as of March 31, 2012, June 30, 2012, September 30, 2012, December 31, 2012 and March 31, 2013 and resulted in a loss on the fair value of the derivative liabilities which impacted our results of operations and earnings (loss) per share as reported in our original 10-K and 10-Q filings.

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

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position with the Company	Director/Officer Since

William Ogle	46	Chairman of the Board and Chief Executive Officer, Director	2012

Andrew Levi	47	Chief Technology Officer, Director	2011

Ian Wolfman	40	Director	2012

Charles Thomas	47	Director	2012

Andrew Malloy	56	Director	2013

David S. Polster	61	Chief Financial Officer	2012

Biographical Information

William Ogle, Chairman of the Board and Chief Executive Officer, Director

Mr. Ogle was appointed as our Chairman and Chief Executive Officer in June 2012. Prior to joining the Company, Mr. Ogle previously served as chief marketing officer at Motorola Mobility, an S&P 500 company that was acquired by Google in May 2012. Mr. Ogle joined Motorola Mobility in 2009. Prior to that, he served as chief marketing officer for Samsung Telecommunications America. Earlier in his career, he was chief marketing officer at Pizza Hut and held brand management positions at Proctor & Gamble and Sara Lee Corp. He received his Bachelor of Business Administration degree from the University of Cincinnati. Mr. Ogle serves on the board of directors of the United States Ad Council and the Arts Community Alliance Board and the board of advisors of the CMO Council. His achievements, experience and knowledge led the board to believe that he is qualified to serve on the board of directors.

Andrew Levi, Chief Technology Officer, Director

Mr. Levi founded Blue Calypso Holdings, Inc. in September 2009. In June 2012, he was appointed as our Chief Technology officer. He previously served as our Chairman and Chief Executive Officer. From November 1991 until June 2012, Mr. Levi served as the founder, president and chief executive officer of Aztec Systems, Inc., a Dallas-based provider of mid-market ERP, managed services and related technology solutions. Mr. Levi has been named to SmartPartner Magazine’s list of “50 Smartest People” in the technology industry and to D Magazine’s “Top Entrepreneurs under 40.” Mr. Levi has been involved in numerous business and association ventures in the technology industry such as Boardroom Software, Inc., Critical Devices, Inc., Aztec Business Solutions, L.L.P., REES Associates, the board of the International Association of Microsoft Certified Partners (IAMCP) and the Information Technology Solution Provider Alliance (ITSPA). Mr. Levi holds a Bachelor of Science degree in finance from Florida State University in addition to numerous technical certifications and ten United States patents. His achievements, experience and knowledge led the board to believe that he is qualified to serve on the board of directors.

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

Charles Thomas, Director

Mr. Thomas was appointed to our board in June 2012. He is the senior vice president of sales for Centro, a media logistics company based in Chicago, Illinois. At Centro, Mr. Thomas leads the company’s sales efforts and oversees the strategic direction of the sales force. Mr. Thomas was associated with Time Inc. from 1996 through 1998. Mr. Thomas became the company’s first online ad sales person and was promoted to advertising sales director and VP of online sales and marketing. During his tenure at Time Inc., he also contributed to the industry as a founding member of the Internet Advertising Bureau (IAB). Mr. Thomas then joined Broadcast.com as the VP of advertising sales, which was later purchased by Yahoo. He remained Yahoo’s central region sales VP until 2007 and was later promoted to the VP of display sales strategy. When Mr. Thomas left Yahoo, he founded Step Ahead Strategies (SAS), a sales and marketing consulting firm. Mr. Thomas graduated from Ohio Wesleyan University in 1980. His achievements, experience and knowledge led the board to believe that he is qualified to serve on the board of directors.

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

David S. Polster, Chief Financial Officer

Mr. Polster was appointed as our Chief Financial Officer in March 2012. Prior to joining the Company, Mr. Polster served as vice president and controller of ASAP Software from April 1992 until its acquisition by Dell in November 2007. Mr. Polster also previously served as the director of financial analysis of Dell’s software and peripherals business. Earlier in his career, Mr. Polster held the positions of treasurer of Katalco Corporation and controller of Berlin Packaging, Inc. He received his Bachelor of Arts from the University of Colorado and his Masters in Business Administration from Northwestern University’s Kellogg School of Management. He is a CPA and CMA and is a member of the Beta Gamma Sigma Honorary Business Society.

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

Based solely on our review of the copies of such forms received by us or filed with the SEC, we believe that during the year ended December 31, 2013, all persons subject to the reporting requirements of Section 16(a) with respect to the Company filed the required reports on a timely basis.

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

ITEM 11.  EXECUTIVE COMPENSATION

2013 and 2012 Summary Compensation Table

The following table sets forth the compensation earned by the Company’s principal executive officer, and each of the Company’s two most highly compensated executive officers other than the principal executive officer whose compensation exceeded $100,000 (collectively, the “Named Executive Officers”), during the years ended December 31, 2013 and 2012.

				Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)
Name and Principal		Salary ($)	Bonus ($)						Total ($)
Position	Year
William Ogle	2013	383,333			399,841				783,174
Chairman and Chief Executive Officer (1)	2012	241,026		5,234,337	1,719,139				7,194,502
David Polster	2013	101,125			10,610				111,735
Chief Financial Officer (2)	2012	64,625			45,925				110,550
Andrew Levi	2013	193,703							193,703
Chief Technology Officer,	2012	—							—
Former Chairman and Chief Executive Officer (3)	2011	—							—
James Craig	2012	18,974							18,974
Former Chief Financial Officer (4)

(1) Mr. Ogle was appointed as our Chairman and Chief Executive Officer effective June 11, 2012.

(2) Mr. Polster was appointed as our Chief Financial Officer in March 2012.

(3) Mr. Levi served as our Chairman and Chief Executive Officer from September 1, 2011 through June 10, 2012. He currently serves as our chief technology officer.

(4) Mr. Craig served as our Chief Financial Officer from September 1, 2011 through February 7, 2012.

Employment Agreements

On June 1, 2012, we entered into an employment letter agreement with our Chief Executive Officer, William Ogle, which was effective on June 11, 2012. The agreement does not have a specified term and Mr. Ogle’s employment is on an at-will basis. The agreement provides that Mr. Ogle is entitled to an annual base salary of $400,000. He is also entitled to annual incentive-based compensation with a target value of 100% of his base salary with an upper limit of 200%, to be determined and administered by our board of directors. Such incentive-based compensation may be paid in the form of shares of our common stock or cash. Mr. Ogle was awarded  a restricted stock award equal to 7% of our total issued and outstanding shares calculated as of June 11, 2012. The restricted stock award will vest: (i) one-third on the one year anniversary of the grant date, and (ii) the remaining two-thirds will vest pro rata in eight equal quarterly installments. Mr. Ogle may also be offered additional annual equity awards of up to 200% of his base salary subject to mutually agreeable and reasonable targets beginning in 2013. In addition, on June 11, 2012, pursuant to his employment letter agreement, we also granted to Mr. Ogle options to purchase 3% of the issued and outstanding shares of common stock of the Company on a fully-diluted basis. The options will be exercisable at an exercise price equal to $0.10 per share for a term of 10 years. Mr. Ogle will also be eligible to participate in the Company’s comprehensive medical and dental program. In the event that we terminate Mr. Ogle’s employment without cause or Mr. Ogle terminates his employment for good reason, we will pay him his base salary for a period of 12 months from the date of separation and he will be eligible to receive any incentive compensation subject to the applicable targets being achieved. During such severance period, we will pay the premiums for health insurance coverage substantially similar to the benefits provided to Mr. Ogle and his dependents as of the date of termination.

Director Compensation

We do not currently compensate our directors, except as described below.  We expect that the future compensation arrangements may be comprised of a combination of cash and/or equity awards.

On January 16, 2013, we granted stock options under the Blue Calypso, Inc. 2011 Long-Term Incentive Plan to the directors as follows:

Name	Shares Subject to Option	Exercise Price	Vesting Provisions	Expiration Date
Andrew Malloy (1)	450,000	$0.220	Pro-rata vesting quarterly over two years	May 31, 2022

(1)     Mr. Malloy was appointed to the board of directors effective January 16, 2013.

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

Outstanding Equity Awards at Fiscal Year End

                The following table provides information about the number of outstanding equity awards held by our named executive officers as of December 31, 2013.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

William Ogle	5,608,218(1)	-	5,608,218	0.10	6/11/2022	2,035,575 (2)	264,625	-	-

	1,256,177	2,512,353	3,768,530	0.24	3/31/2023	2,512,353 (4)	326,606
David Polster	250,000 (3)	-	250,000	0.50	7/18/2022	-	-	-	-
	33,333	66,667	100,000	.0.24	3/31/2023	66,667 (4)	8,667

(1) All of these options were immediately exercisable on June 11, 2012.
(2) Of these shares, 4,361,947 shares vested on June 11, 2013, and the remaining 8,723,895 shares will vest pro-rata in eight equal installments with each installment vesting on the last day of each calendar quarter.
(3) All of these options vested on July 18, 2013.

(4) These options vest equally over three anniversary dates after their issuance.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number and percentage of outstanding shares of common stock and other classes of our equity securities entitled to vote on all matters submitted to a vote by holders of common stock beneficially owned as of March 31, 2014, by (i) each of our directors and named executive officers; (ii) all persons who are known by us to be beneficial owners of 5% or more of our outstanding common stock; and (iii) all of our officers and directors as a group. The percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Unless otherwise noted, to our knowledge and subject to community property laws where applicable, each of the persons listed below has sole voting and investment power with respect to the shares indicated as beneficially owned by such person. Unless otherwise noted, each person’s address is c/o Blue Calypso, Inc. 19111 North Dallas Parkway, Suite 200, Dallas, Texas 75287.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Class (1)(2)

William Ogle 19111 North Dallas Parkway, Suite 200 Dallas, TX 75287	20,630,255	(3)	10.32%

Andrew Levi 19111 North Dallas Parkway, Suite 200 Dallas, TX 75287	33,737,139	(4)	16.88%

David Polster 19111 North Dallas Parkway, Suite 200 Dallas, TX 75287	283,333	(5)	0.14%

Ian Wolfman 19111 North Dallas Parkway, Suite 200 Dallas, TX 75287	375,000	(5)	0.19%

Charles Thomas 19111 North Dallas Parkway, Suite 200 Dallas, TX 75287	375,000	(5)	0.19%

Andrew Malloy 19111 North Dallas Parkway, Suite 200 Dallas, TX 75287	225,000	(5)	0.11%

Esousa Holdings LLC(6) 317 Madison Ave., Suite 1621 New York, NY 10017	12,487,350	(7)	6.25%

All directors and executive officers as a group (5 persons)	55,625,733		27.83%

(1)          Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 31, 2014, except as otherwise noted. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)           These percentages have been calculated based on 199,437,262 shares of common stock outstanding as of March 31, 2014.

(3)           Includes (i) 5,608,218 shares issuable upon exercise of vested stock options, (ii) 500,000 shares issuable upon conversion of 10% convertible debentures, and 13,085,842 shares issued pursuant to a restricted stock grant.

(4)           Includes (i) 250,000 shares issuable upon conversion of 10% convertible debentures, and (ii) 33,487,139 shares of common stock.

(5)           Includes shares issuable upon exercise of vested stock options.(6)

(6)           Rachel Glicksman, as managing director of Esousa Holdings LLC, has voting and dispositive control over such shares.

(7)           Based upon a Schedule 13G/A filed by Esousa Holdings LLC on February 14, 2012.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Procedures for the Approval of Related Person Transactions

Our Audit Committee on a timely basis reviews and, if appropriate, approves all related person transactions. At any time in which an executive officer, director or nominee for director becomes aware of any contemplated or existing transaction that, in that person’s judgment may be a related person transaction, the executive officer, director or nominee for director is expected to notify the chairman of the Audit Committee of the transaction. Generally, the chairman of the Audit Committee reviews any reported transaction and may consult with outside legal counsel regarding whether the transaction is, in fact, a related person transaction requiring approval by the Audit Committee. If the transaction is considered to be a related person transaction, then the Audit Committee will review the transaction at its next scheduled meeting or at a special meeting of the committee.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

We have engaged Marcum LLP ("Marcum") as our registered independent public accounting firm for the audit of our financial statements for the year ended December 31, 2013.   Our predecessor auditor, Montgomery Coscia Greilich LLP, Certified Public Accountants ("MCG") audited our financial statements for the year ended December 31, 2012, and the reviews of our financial statements contained in each of our quarterly reports on Form 10-Q during the years ended December 31, 2012 as well as our first quarter review for 2013.

During the years ended December 31, 2013 and 2012, we were billed or expect to be billed by our independent registered public accounting firms the following fees:

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our financial statements were $85,000 for fiscal year ended 2013 associated with Marcum and $54,548 for MCG. Audit fees for the fiscal year 2012 were from MCG and were $46,000.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above were $-0- for fiscal year ended 2013 and $-0- for fiscal year ended 2012. The fees for 2013 related to the restatement of the Company’s financial statements.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, and tax planning were $6,000 for fiscal year ended 2013 from Marcum and $2,165 for fiscal year ended 2012 from MCG.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal year ended 2013 and $0 for fiscal year ended 2012.

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
10.31

Amendment No. 1 to 10% Convertible Debenture between Blue Calypso, Inc. and the Holder dated September 13, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2013)

10.32

Amendment No. 3 to Common Stock Purchase Warrants between the Company and the Holder dated September 13, 2013 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2013)

10.33

Amendment No. 2 to Common Stock Purchase Warrant between the Company and the Holder dated September 13, 2013 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2013)

10.34	Securities Purchase Agreement dated October 7, 2013 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2013)
10.35

Amendment No. 4 to Common Stock Purchase Warrants between the Company and the Holder dated January 9, 2014 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2014)

10.36

Amendment No. 3 to Common Stock Purchase Warrant between the Company and the Holder dated January 9, 2014 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2014)

21.1

List of subsidiaries (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on April 16, 2012)

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

Blue Calypso, Inc.

Date March 31, 2014	/s/ William Ogle
William Ogle Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Ogle William Ogle	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2014

/s/ David Polster David Polster	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2014

/s/ Andrew Levi Andrew Levi	Director	March 31, 2014

/s/Charles Thomas Charles Thomas	Director	March 31, 2014

/s/ Ian Wolfman Ian Wolfman	Director	March 31, 2014

/s/Andrew Malloy Andrew Malloy	Director	March 31, 2014

BLUE CALYPSO, INC. AND SUBSIDIARIES

(a development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	F-2

Consolidated Balance Sheets as of December 31, 2013 and 2012	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2013 and 2012 and for the Period from September 11, 2009 (Inception) through December 31, 2013	F-4

Consolidated Statement of Stockholders' Equity (Deficiency) for the Period from September 11, 2009 (Inception) through December 31, 2013	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012 and for the Period from September 11, 2009 (Inception) to December 31, 2013	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of Blue Calypso, Inc.

We have audited the accompanying consolidated balance sheets of Blue Calypso, Inc. and Subsidiaries (a development stage company) (the "Company") as of December 31, 2013, and related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the year ended, and for the cumulative period from September 11, 2009 (inception) to December 31, 2013. The financial statements for the period September 11, 2009 (inception) through December 31, 2012 were audited by other auditors. The financial statements for the period from September 11, 2009 (inception) to December 31, 2012 include total revenue and net loss of $126,211 and $17,607,980, respectively. Our opinion on the statements of operations, stockholders' equity (deficiency) and cash flows for the period from September 11, 2009 (inception) to December 31, 2013, insofar as it relates to amounts through December 31, 2012 is based solely on the report of other auditors. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blue Calypso, Inc. and Subsidiaries as of December 31, 2013, and the consolidated results of their operations and their cash flows for the year then ended and the cumulative period from September 11, 2009 (inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 2, the Company is in the development stage, has incurred net losses since inception and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP
Marcum LLP
New York, NY
March 31, 2014

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

/s/ Montgomery Coscia Greilich LLP
Plano, Texas
March 28, 2013 except for Note 4, which is dated October 9, 2013

BLUE CALYPSO, INC. AND SUBSIDIARIES
(a development stage company)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2013 AND 2012

	2013	2012
ASSETS
Current assets:
Cash	$1,294,882	$218,798
Accounts receivable, net	64,300	43,868
Prepaid expenses	57,371	3,052
Total current assets	1,416,553	265,718

Property and equipment, net	10,009	16,628

Other assets:
Capitalized software development costs, net of accumulated amortization of $647,247 and $352,957 as of December 31, 2013 and 2012, respectively	984,674	923,449

Total assets	$2,411,236	$1,205,795

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$161,225	$84,947
Accrued expenses	4,878	209,575
Deferred revenue	-	10,000
Convertible notes payable net of discount of $207,589 and $-0- as of December 31, 2013 and 2012, respectively	242,411	465,000
Convertible notes payable-affiliate, net of discount of $-0- and $244,705 as of December 31, 2013 and 2012, respectively	-	278,186
Conversion option liability	-	109,802
Warrant liabilities	2,030	10,854,204
Total current liabilities	410,544	12,011,714

Long term debt:
Convertible notes payable, net of discount of $15,830 and $213,500 as of December 31, 2013 and 2012, respectively	134,170	236,500
Total liabilities	544,714	12,248,214

Commitments and contingencies

Stockholders' equity (deficiency):

Preferred stock, $0.0001 par value, 5,000,000 shares authorized Series A convertible preferred stock, $0.0001 par value; 1,700,000 shares designated; 750,068 and 1,700,000 shares issued and outstanding as of December 31, 2013 and 2012, respectively	75	170
Common stock, $0.0001 par value; 680,000,000 shares authorized, 188,237,262 and 125,135,096 shares issued and outstanding as of December 31, 2013 and 2012, respectively	18,824	12,514
Additional paid in capital	26,279,393	6,552,878
Deficit accumulated during development stage	(24,431,770)	(17,607,981)
Total stockholders' equity (deficiency)	1,866,522	(11,042,419)

Total liabilities and stockholders' equity (deficiency)	$2,411,236	$1,205,795

See the accompanying notes to these consolidated financial statements

BLUE CALYPSO, INC. AND SUBSIDIARIES
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			From September 11, 2009 (date of inception) Through December 31, 2013
	Year ended December 31,
	2013	2012
REVENUE	$341,972	$74,584	$468,183
Cost of revenue	142,755	155,022	409,288
Gross profit (loss)	199,217	(80,438)	58,895

OPERATING EXPENSES:
Sales and marketing	682,600	420,692	1,970,954
General and administrative	4,843,804	4,786,152	10,733,025
Depreciation and amortization	300,909	267,677	681,520
Total operating expenses	5,827,313	5,474,521	13,385,499

Loss from operations	(5,628,097)	(5,554,959)	(13,326,603)

Other income (expense):
Change in fair value of derivative liabilities	7,630,434	1,668,082	(986,218)
Loss on settlement or modification of debt	(6,810,982)	-	(6,810,982)
Interest expense	(2,015,145)	(1,188,782)	(3,307,967)
Total other income (expense)	(1,195,693)	479,300	(11,105,167)

NET LOSS	$(6,823,789)	$(5,075,659)	$(24,431,770)

Net loss per common share, basic and diluted	$(0.05)	$(0.04)

Weighted average common shares outstanding, basic and diluted	144,270,454	133,060,503

See the accompanying notes to these consolidated financial statements

BLUE CALYPSO, INC. AND SUBSIDIARIES
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
PERIOD FROM SEPTEMBER 11, 2009 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2013

						Accumulated Deficit during Development Stage
					Additional Paid in Capital		Total Stockholders' Deficiency
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance, September 11, 2009 (date of inception)	-	$-	-	$-	$-	$-	$-
Net loss	-	-	-	-	-	(23,653)	(23,653)
Balance, December 31, 2009	-	-	-	-	-	(23,653)	(23,653)
Shares issued at $0.001 per share on March 10, 2010	-	-	65,448,269	6,545	(5,525)	-	1,020
Affiliate payable converted to equity on March 31, 2010	-	-	-	-	21,958	-	21,958
Shares issued on June 10, 2010 for future services	-	-	5,133,183	513	(513)	-	-
Shares issued on September 20, 2010 for future services	-	-	1,604,124	160	(160)	-	-
Stock based compensation	-	-	-	-	22	-	22
Net loss	-	-	-	-	-	(389,035)	(389,035)
Balance, December 31, 2010	-	-	72,185,576	7,218	15,782	(412,688)	(389,688)
Shares issued on January 10, 2011 for future services	-	-	1,283,299	128	(128)	-	-
Shares issued on April 29, 2011 for future services	-	-	1,283,299	128	(128)	-	-
Shares cancelled as of July 25, 2011	-	-	(2,887,423)	(288)	288	-	-
Shares issued upon debt conversion	-	-	28,135,234	2,814	1,562,274	-	1,565,088
Shares issued upon reverse merger	-	-	24,974,700	2,498	(2,498)	-	-
Shares issued on September 8, 2011 for future services	-	-	320,825	32	(32)	-	-
Shares issued upon debt conversion	1,500,000	150	-	-	1,499,850	-	1,500,000
Shares issued on December 30, 2011for future services	-	-	1,550,115	155	(155)	-	-
Donated capital	-	-	-	-	4,249	-	4,249
Stock based compensation	-	-	-	-	5,473	-	5,473
Allocation of proceeds from warrants as of December 31, 2011	-	-	-	-	(712,827)	-	(712,827)
Net loss	-	-	-	-	-	(12,119,634)	(12,119,634)
Balance, December 31, 2011	1,500,000	$150	126,845,625	$12,685	$2,372,148	$(12,532,322)	$(10,147,339)

Balance, January 1, 2012	1,500,000	$150	126,845,625	$12,685	$2,372,148	$(12,532,322)	$(10,147,339)
Sale of preferred stock at $1.00 per share	200,000	20	-	-	199,980	-	200,000
Restricted shares – net cancellations	-	-	(1,700,529)	(171)	171	-	-
Sale of common stock at $0.50 per share	-	-	890,000	90	448,916	-	449,006
Shares issued as settlement of accounts payable at $0.33 per share	-	-	1,068,105	107	354,788	-	354,895
Return of common shares from founder	-	-	(1,968,105)	(197)	197	-	-
Reclassification of warrants as derivative liabilities	-	-	-	-	(1,003,920)	-	(1,003,920)
Fair value of warrants issued in connection with debt	-	-	-	-	416,528	-	416,528
Beneficial conversion feature associated with notes payable	-	-	-	-	614,696	-	614,696
Stock based compensation	-	-	-	-	3,149,374	-	3,149,374
Net loss	-	-	-	-	-	(5,075,659)	(5,075,659)
Balance, December 31, 2012	1,700,000	$170	125,135,096	$12,514	$6,552,878	$(17,607,981)	(11,042,419)

Balance-January 1, 2013	1,700,000	$170	125,135,096	$12,514	$6,552,878	$(17,607,981)	(11,042,419)
Conversion of note payable-former Affiliate to equity at $0.15 per share	-	-	3,686,634	369	552,994	-	553,363
Conversion of preferred shares to common shares at $0.0679 per share	(949,932)	(95)	13,991,162	1,399	(1,304)	-	-
Return of shares from Founder	-	-	(16,572,980)	(1,658)	1,658	-	-
Conversion of notes payable and accrued interest into common stock at $0.03 per share	-	-	20,000,000	2,000	542,106	-	544,106
Shares issued to third party as debt discount in connection with notes payable at $0.18 per share	-	-	1,200,000	120	229,571	-	229,691
Shares issued as deferred financing costs in connection with notes payable at $0.172 per share	-	-	1,000,000	100	171,900	-	172,000
Subtotal	750,068	$75	148,439,912	$14,844	$8,049,803	$(17,607,981)	$(9,543,259)

Balance forward	750,068	$75	148,439,912	$14,844	$8,049,803	$(17,607,981)	$(9,543,259)
Shares issued to acquire software at $0.15 per share	-	-	1,000,000	100	149,900	-	150,000
Vesting of restricted stock units at $0.40 per share (prior year expense of $872,387)	-	-	6,673,127	667	1,783,347	-	1,784,014
Sale of common stock associated with two private transactions at $0.13 per share	-	-	11,546,154	1,155	1,499,845	-	1,501,000
Conversion of notes payable and accrued interest into common stock at $0.13 per share	-	-	19,400,000	1,940	2,518,060	-	2,520,000
Shares issued in settlement of accounts payable at $0.235 per share	-	-	1,178,069	118	276,921	-	277,039
Reclassification of derivative liabilities to equity	-	-	-	-	6,384,814	-	6,384,814
Reclassification of warrants as derivative liabilities	-	-	-	-	(2,013,972)	-	(2,013,972)
Loss on debt modification of notes payable	-	-	-	-	6,810,982	-	6,810,982
Stock based compensation	-	-	-	-	551,483	-	551,483
Beneficial conversion feature associated with notes payable	-	-	-	-	268,210	-	268,210
Net loss	-	-	-	-	-	(6,823,789)	(6,823,789)

Balance-December 31, 2013	750,068	$75	188,237,262	$18,824	$26,279,393	$(24,431,770)	$1,866,522

See the accompanying notes to these consolidated financial statements

BLUE CALYPSO, INC. AND SUBSIDIARIES
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From September 11, 2009 (date of inception) Through December 31, 2013
	Year ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,823,789)	$(5,075,659)	$(24,431,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	300,909	267,677	681,520
Amortization of debt discount	751,126	529,777	1,298,328
Amortization of deferred financing costs	234,500	611,007	845,507
Change in fair value of derivative liabilities	(7,630,434)	(1,668,082)	986,217
Loss on modification of warrants	1,027,371	-	1,027,371
Non-cash loss on settlement of notes payable	6,810,982	-	6,810,982
Stock based compensation	2,530,061	3,168,957	5,704,386
Changes in operating assets and liabilities:
Accounts receivable	(20,432)	8,032	(64,300)
Prepaid expenses	(54,319)	31,754	(57,371)
Accounts payable	221,821	371,679	306,768
Accounts payable-affiliate	-	(254,838)	21,958
Accrued expenses	(94,697)	93,133	95,397
Deferred revenue	(10,000)	(14,174)	-
Net cash used in operating activities	(2,756,901)	(1,930,737)	(6,775,007)

CASH FLOWS FROM INVESTING ACTIVITIES
Software development costs	(205,515)	(331,689)	(1,379,939)
Purchase of fixed assets	-	-	(23,781)
Net cash used in investing activities	(205,515)	(331,689)	(1,403,720)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	2,600,000	1,460,958	7,186,236
Proceeds from notes payable, affiliate	-	-	200,000
Fees paid to third party in connection with issuance of notes payable	(62,500)	-	(62,500)
Proceeds from sale of preferred stock	-	200,000	200,000
Proceeds from sale of common stock	1,501,000	448,873	1,949,873
Net cash provided by financing activities	4,038,500	2,109,831	9,473,609

Net increase (decrease) in cash and cash equivalents	1,076,084	(152,595)	1,294,882

Cash at beginning of period	218,798	371,393	-
Cash at end of period	$1,294,882	$218,798	$1,294,882

SUPPLEMENTAL INFORMATION
Cash paid for interest	$63,510	$-	$63,510
Cash paid for income taxes	$-	$-	$-

Non-cash investing and financing activities:
Conversion of notes payable and accounts payable-former affiliate to common stock	$553,363	$200,000	$975,321
Former affiliate payable converted to note payable	$-	$545,958	$545,958
Conversion of notes payable to common and preferred stock	$2,915,000	$-	$5,684,214
Conversion of accrued interest on notes payable to common stock	$149,106	$-	$149,106
Fair value of warrants issued in connection with preferred, common stock and notes payable	$-	$1,031,224	$12,153,957
Fair value of conversion option issued in connection with notes payable	$-	$-	$787,192
Reclassification of derivative liability to equity	$6,384,814	$-	$6,384,814
Reclassification of warrants as derivative liability	$2,013,972	$1,003,920	$3,017,892
Shares issued to third party as debt discount on note payable	$229,691	$-	$229,691
Fair value of warrants issued in settlement of accounts payable	$-	$-	$45,206
Common stock issued to acquire software	$150,000	$-	$150,000
Fair value of conversion option issued in connection with convertible notes	$11,930	$71,184	$83,114
Fair value of exercise option issued in connection with warrants	$3,041,342	$1,452,335	$4,493,677
Issuance of shares as deferred financing costs related to note payable	$172,000	$-	$172,000
Issuance of stockholder subscription receivable	$-	$(120,000)	$-
Issuance of stock to settle accounts payable	$277,039	$354,895	$631,934
See the accompanying notes to these consolidated financial statements

BLUE CALYPSO, INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Blue Calypso Holdings, Inc. (a development stage company), a Texas corporation (“BCHI”), was formed in February 2010 as an investment entity to hold a 100% single-member ownership interest in Blue Calypso, LLC, a Texas Limited Liability Company formed on September 11, 2009.  The companies are under common control and in February 2010 were merged for strategic operating purposes.

On September 1, 2011, BCHI entered an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) and merged with Blue Calypso Acquisition, Corp., a wholly-owned subsidiary of Blue Calypso, Inc. formerly known as JJ&R Ventures, Inc.  Pursuant to the terms and conditions of the Merger Agreement, (i) each share of Blue Calypso common stock issued and outstanding immediately prior to the closing of the Merger was exchanged for the right to receive 64.165 shares of the Company’s common stock. Accordingly, an aggregate of one hundred million (100,000,000) shares of the Company’s common stock were issued to the holders of Blue Calypso’s common stock. The merger was accounted for as a reverse merger and recapitalization in accordance with generally accepted accounting principles in the United States of America whereby BCHI was deemed the accounting acquirer for financial reporting purposes.  Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the merger were those of BCHI and were recorded at its historical cost basis. The operations after completion of the merger include those of BCHI and Blue Calypso Inc. Common stock and corresponding capital amounts of BCHI pre-merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the merger.  Effective October 7, 2011 the Company changed its state of incorporation from Nevada to Delaware pursuant to an Agreement and Plan of Merger dated September 9, 2011, providing for the merger of the Company with and into a newly formed wholly owned subsidiary incorporated in Delaware.

The Company is engaged in the development, licensing and enforcement of technology and intellectual property focused on digital word-of-mouth marketing and advertising. The Company has been presented as a "development stage enterprise.” The Company’s primary activities since inception, have been the design and development of its products, negotiating strategic alliances and other agreements, and raising capital. The Company has not commenced its principal operations, nor has it generated significant revenues from its operations since inception.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of December 31, 2013, the Company had cash and cash equivalents of $1,294,882 and working capital of $1,003,009. During the year ended December 31, 2013, the Company used net cash in operating activities of $2,756,901.  The Company has not yet generated any significant revenues, and has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the year ended December 31, 2013, the Company raised $1,501,000 in cash proceeds from the sale of common stock and $2,600,000 through the issuance of notes payable.  Subsequent to December 31, 2013, the Company received $560,000 from the exercise of certain warrants (see Note 13).  The Company believes that its current cash on hand will be sufficient to fund its projected operating requirements through August 2014.

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

Accordingly, the accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

BLUE CALYPSO, INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product or service has occurred, all obligations have been performed pursuant to the terms of the agreement, the sales price is fixed or determinable, and collectability is reasonably assured. Revenue includes fees received from customers for advertising and marketing service.  Revenue is recognized when services are performed or licenses are granted to customers.

Revenue from the licensing of the Company’s intellectual property  and settlements reached from legal enforcement of the Company’s patent rights is recognized when the arrangement with the licensee has been signed and the license has been delivered and made effective, provided license fees are fixed or determinable and collectability is reasonably assured. The fair value of licenses achieved by ordinary business negotiations is recognized as revenue.

The amount of consideration received upon any settlement or judgment is allocated to each element of the settlement based on the fair value of each element. Elements related to licensing agreements, royalty revenues, net of contingent legal fees, are recognized as revenue in the consolidated statement of operations. Elements that are not related to license agreements and royalty revenue in nature will be reflected as a separate line item within the other income section of the consolidated statements of operations. Elements provided in either settlement agreements or judgments include: the value of a license, legal release, and interest. When settlements or judgments are achieved at discounts to the fair value of a license, the Company allocates the full settlement or judgment, excluding specifically named elements as mentioned above, to the value of the license agreement or royalty revenue under the residual method. Legal release as part of a settlement agreement is recognized as a separate line item in the consolidated statements of operations when value can be allocated to the legal release. When the Company reaches a settlement with a defendant, no value is allocated to the legal release since the existence of a settlement removes legal standing to bring a claim of infringement and without a legal claim, the legal release has no economic value. The element that is applicable to interest income will be recorded as a separate line item in other income. The Company does not assume future performance obligations in its license arrangements. Revenue from licensing and related service fees aggregated $245,981 during the year ended December 31, 2013 and $74,584 during the year ended December 31, 2012. Revenues from September 11, 2009 (inception) through December 31, 2013 were $372,192.

The Company also has revenue from information technology design and programming consulting services.   Revenue is recognized in the periods that satisfactory performance of services is delivered to customers. Revenue is recognized when persuasive evidence of an arrangement exists, delivery of the service has occurred, all obligations have been performed pursuant to the terms of the agreement, the sales price is fixed or determinable, and collectability is reasonably assured.   Revenue from consulting services was $95,991 during the year ended December 31, 2013 and $-0- during the year ended December 31, 2012.  Revenues from  September 11, 2009 (inception) through December 31, 2013 were $95,991.

Cost of Revenue

Legal costs directly related to the settlement of intellectual property and patent enforcement litigation are recognized as cost of revenue. Other legal expenses incurred in the normal course of the company's business are expensed when incurred as selling, general and administrative expenses.

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

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes to conform to the fiscal 2013 presentation. These reclassifications have no impact on the previously reported net loss.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable.

As of December 31, 2013, two customers represented 49% and 24% of the Company’s accounts receivable. As of December 31, 2012, one customer represented 100% of the Company’s accounts receivable.

During the year ending December 31, 2013, two agreements represented 37% and 29% of total revenue.

BLUE CALYPSO, INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

Cash

Cash consist of cash held in bank demand deposits. The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

The Company maintains cash in bank accounts located in the United States, which, at times, may exceed federally insured limits or be uninsured. The Company has not experienced any losses in such accounts.

Accounts Receivable

Accounts receivable primarily consists of trade receivables, net of allowances. On a periodic basis, the Company evaluates its trade receivables and establishes an allowance for doubtful accounts based on its history of past bad debt expense, collections and current credit conditions.  The Company performs on-going credit evaluations of its customers and the customer’s current credit worthiness.  Collections and payments from customers are continuously monitored. The Company maintains an allowance for doubtful accounts, which is based upon historical experience as well as specific customer collection issues that have been identified.  As of December 31, 2013 and 2012, the Company’s allowance for doubtful accounts was $0.  If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, an allowances may be required in future periods.

Property and Equipment

Property and equipment consists of office equipment and is recorded at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which for office equipment is three to five years. Expenditures for major renewals and betterments that extend the useful lives of the property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Intangible Assets

The Company capitalizes certain software development costs as well as purchased software upon achieving technological feasibility of the related products. Software development costs incurred and software purchased prior to achieving technological feasibility are charged to engineering and product development expense as incurred. Commencing upon initial product release, capitalized costs are amortized to cost of software licenses using the straight-line method over the estimated life of the product (which approximates the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product), which is generally up to five years.

Impairment of Long-lived Assets

The Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value. No impairment was deemed to exist as of December 31, 2013 and 2012. The Company re-evaluates the carrying amounts of its amortizable intangibles at least quarterly to identify any triggering events.  As described above, if triggering events require us to undertake an impairment review, it is not possible at this time to determine whether it would be necessary to record a charge or if such charge would be material.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included or excluded in the financial statements or tax returns. Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse.

The Company adopted the provisions of Accounting Standards Codification (“ASC”) Topic 740-10, which prescribes a recognition threshold and measurement process for financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2013 and 2012. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of operations.

BLUE CALYPSO, INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

Net Loss per Share

The Company computes basic net income (loss) per share by dividing net income (loss) per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share as of December 31, 2013 and 2012 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	December 31, 2013	December 31, 2012
Convertible notes payable	3,000,000	-
Series A convertible preferred stock	11,045,655	25,036,820
Options to purchase common stock	13,877,573	9,460,543
Warrants to purchase common stock	32,495,753	32,495,753
Restricted stock units	13,456,667	13,456,667
Totals	73,875,648	80,449,783

Preferred Stock

Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. The Company classifies conditionally redeemable preferred shares, which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders’ deficiency.  As of December 31, 2013, the Company does not have any preferred shares subject to mandatory redemption outstanding.

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

BLUE CALYPSO, INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

Common Stock Purchase Warrants and Other Derivative Financial Instruments

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

The Company’s free standing derivatives consisted of warrants to purchase common stock that were issued in connection with its private placement transactions (see Note 4) and embedded conversion options with convertible notes. The Company evaluated these derivatives to assess their proper classification in the  consolidated balance sheets as of December 31, 2013 and 2012 using the applicable classification criteria enumerated under GAAP. The Company determined that certain common stock purchase warrants and the embedded conversion features do not contain fixed settlement provisions.  The exercise price of such warrants is subject to adjustment in the event that the Company subsequently issues equity securities or equity linked securities with exercise prices lower than the exercise price in these warrants. The convertible notes contained a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands.

As such, the Company was required to record the warrants and debt derivatives which do not have fixed settlement provisions as liabilities and mark to market all such derivatives to fair value at the end of each reporting period.

The Company has adopted a sequencing policy that reclassifies contracts (from equity to assets or liabilities) with the most recent inception date first. Thus any available shares are allocated first to contracts with the most recent inception dates.

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period.  Stock-based compensation expense is recorded by the Company in the same expense classifications in the consolidated statements of operations, as if such amounts were paid in cash.

 Advertising

The Company's advertising costs are expensed as incurred.  Advertising expense was $13,589 and $128,007 for the years ended December 31, 2013 and 2012, respectively, and $378,845 for the period from September 11, 2009 (inception) through December 31, 2013.

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed below.

BLUE CALYPSO, INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

Financial liabilities as of December 31, 2013 and 2012 measured at fair value on a recurring basis are summarized below:

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities	$2,030	$--	$--	$2,030

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities	$10,964,006	$--	$--	$10,964,006

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

The fair value of the warrants and the conversion options was calculated using a binomial lattice formula with the following weighted average assumptions during the years ended December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Dividend Yield	0.00%	0.00%
Volatility	80.34% to 85.43%	85.99% to 95.63%
Risk-free Interest Rate	0.10% -1.71%	0.25% -0.72%
Term	0.90 – 3.5 years	1.6– 4.3 years

BLUE CALYPSO, INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

Significant observable and unobservable inputs include stock price, exercise price, annual risk free rate, term, and expected volatility, and are classified within Level 3 of the valuation hierarchy. An increase or decrease in volatility or interest free rate, in isolation, can significantly increase or decrease the fair value of the derivative liabilities. Changes in the values of the derivative liabilities are recorded as a component of other income (expense) on the Company’s consolidated statements of operations.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis for the years ended December 31, 2013 and 2012:

Balance-January 1, 2012	$10,997,560
Aggregate fair value of derivative instruments issued	1,634,528
Change in fair value of derivative liabilities	(1,668,082)
Balance – December 31, 2012	10,964,006
Aggregate fair value of derivative instruments issued	3,053,272
Transfers out due to the expiration and modification of derivative aspect of financial instrument	(6,384,814)
Change in fair value of derivative liabilities	(7,630,434)
Balance – December 31, 2013	$2,030

BLUE CALYPSO, INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment include the following:

	December 31, 2013	December 31, 2012
Office Equipment	$23,781	$23,781
Less: Accumulated depreciation	(13,772)	(7,153)
Property and equipment, net	$10,009	$16,628

Depreciation expense was $6,619 and $4,756 for the years ended December 31, 2013 and 2012, respectively and $13,772 for the period from September 11, 2009 (inception) through December 31, 2013.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31, 2013	December 31, 2012
Capitalized Software Development Costs	$1,631,921	$1,276,406
Less: Accumulated amortization	(647,247)	(352,957)
Net capitalized development costs	$984,674	$923,449

During the year ended December 31, 2013, the Company issued 1,000,000 shares of its common stock valued at $150,000 to acquire certain software technology.  The shares were valued based upon the volume weighted average price of the Company’s for the thirty days prior to the closing of the transaction.  The Company recorded the fair value of the shares issued as an intangible asset with an estimated useful life of 5 years.

Amortization expense relating to the capitalized development costs was $294,290 and $226,503 for the year ended December 31, 2013 and 2012, respectively, and $647,247 for the period from September 11, 2009 (inception) through December 31, 2013.

The estimated future amortization of intangible assets over the remaining weighted average useful life of approximately 4 years is as follows:

2014	$327,333
2015	304,148
2016	212,497
2017	100,829
Thereafter	39,867
$984,674

BLUE CALYPSO, INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 7 – NOTES PAYABLE

April 12, 2012 Senior Secured Convertible Debentures

From April 2012 through January 2013, the Company issued senior secured convertible debentures (the “Secured Convertible Debentures”) in exchange for an aggregate cash proceeds of $515,000 ($50,000 of which were received on January 15, 2013). The Secured Convertible Debentures had a stated interest rate of 8% per annum, were due on June 30, 2013 and were originally convertible into shares of the Company’s common stock at the option of the holder at a conversion price equal to the closing price of the Company’s common stock on the date of the conversion.

The Company identified an embedded derivative related to a conversion option in the Secured Convertible Debentures. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivative as of the inception date of the Secured Convertible Debentures and to fair value  the derivative as of each subsequent reporting date.

During the year ended December 31, 2013, the holder of the Secured Convertible Debentures converted the aggregate principal amount of $515,000 and accrued interest and fees aggregating $30,764 into 20,000,000 shares of common stock.  Concurrently with this transaction, a shareholder cancelled 12,886,346 shares of his common stock, which were being held in escrow pursuant to an escrow agreement between the shareholder and the Company.  In connection with the debt modification, the Company recorded a loss on debt modification of $5,459,582 representing the difference between the fair value of the aggregate shares issuable under the new conversion price and the original conversion terms of the Secured Convertible Debenture.

November 9, 2012 Exchange Agreement

On November 9, 2012, the Company entered into the exchange agreement with Aztec Systems, Inc (“Aztec”) (see Note 10), pursuant to which the Company and Aztec agreed to exchange a promissory note with a balance of $368,059 and the Company's  existing accounts payable to Aztec of $177,899 for an 8% Convertible Note in the original principal amount of $545,958. The 8% Convertible Note was due on March 31, 2013. Pursuant to the exchange agreement, the Company agreed to register the shares of Common Stock issuable upon conversion of the 8% Convertible Note and an aggregate of 3,733,428 shares of Common Stock currently held by Aztec on or before December 31, 2012. The 8% Convertible Note is convertible into shares of the Company's Common Stock at a conversion price equal to the greater of: (i) $0.15 per share or (ii) the price per share at which Common Stock is sold in a subsequent financing. Upon effectiveness of the registration statement covering the resale of such shares, the 8% Convertible Note will automatically convert into shares of the Company's Common Stock at the applicable conversion price. The aggregate grant date fair value of the common stock was applied to the principal amount of the May 2013 Debenture to determine the debt discount. Accordingly, the Company allocated $229,691 of the proceeds to the relative fair value of the common stock on the grant date and recorded such amount as a debt discount on the date of the transaction.  A discount of $341,224 was recorded at issuance and amortization expense of $244,705 and $96,519 was recognized for the years ended December 31, 2013 and 2012, respectively.   The note balance was $301,253 net of discount of $244,705 at December 31, 2012.

Upon effectiveness of the registration statement on February 12, 2013, the 8% Convertible Note and accrued interest, in the aggregate amount of approximately $550,000 automatically converted at the fixed conversion price of $0.15 per share into an aggregate of 3,686,634 shares of the Company’s common stock.

November 15, 2012 Unit Offering

On November 15, 2012, the Company commenced a private offering of up to $3,000,000 of units (the "Units") at a purchase price of $50,000 per unit pursuant to the securities purchase agreement dated November 15, 2012 (the “Purchase Agreement”). Each Unit consisted of a 10% Convertible Debenture in the principal amount of $50,000 (the “10% Debenture”) and 12,500 shares of the Company’s common stock. The 10% Debenture bears interest at a rate of 10% per annum, is due two years from the issuance date and is convertible into shares of the Company’s common stock at a conversion price of $0.20 per share. Though December 31, 2012, we issued and sold an aggregate of 9 units totaling $450,000. The 10% Debentures were determined to have an embedded beneficial conversion feature (“BCF”) under the provisions of ASC 470-20, “Debt with Conversion and Other Options” based on the issue date market value and the exercise price of $0.20 per share. In accordance with ASC 470-20, a discount of $225,000 was recorded at issuance in 2012 based on the relative fair value of the instruments. During the year ended December 31, 2013 an additional $150,000 of 10% Debentures were issued. An additional discount of $268,210 was recorded in 2013. Amortization expense of $267,272 and $23,000 was recorded during the year ended December 31, 2013 and 2012, respectively. The note balance was $376,581 net of discount of $223,419 at December 31, 2013.

BLUE CALYPSO, INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

On September 13, 2013, the Company modified certain terms of the May 2013 Debenture in order to induce the holder to convert the May 2013 Debenture into shares of the Company’s common stock as well as to eliminate certain restrictive covenants in the May 2013 Debenture. In exchange, the Company provided for a temporary reduction in the conversion price of the May 2013 Debenture to $0.13 per share through December 31, 2013, after which the conversion price will revert back to the original conversion price of $0.25 per share. In December 2013, the holder elected to convert the convertible debenture of $2,400,000 and related accrued interest of $120,000 at the conversion price of $0.13 per share for an aggregate of 19,400,000 shares of the Company’s common stock. In accordance with ASC 470-20, the fair value of the consideration was measured and recognized as an expense on the date that the inducement offer is accepted by the holder.  In connection with the debt modification, the Company recorded a loss on debt modification of $1,351,400 representing the difference between the fair value of the aggregate shares issuable under the new conversion price and the original conversion terms of the May 2013 Debenture.

During the year ended December 31, 2013, the Company recognized $229,691 in amortization of the deferred debt discount relating to the May 2013 Debenture.  In connection with the May 2013 Debenture, the Company incurred fees payable to a third party aggregating $62,500, and issued an aggregate of 1,000,000 shares with a grant date fair value of $172,000 to a third-party.  Such amounts were recognized as Deferred Financing Costs on the date of the transaction, and were  amortized over the term of the May 2013 Debenture.   During the year ended December 31, 2013, the Company recognized $234,500 in amortization of the deferred financing costs relating to the May 2013 Debenture.

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

During 2012, the Company reclassified additional paid in capital to warrant liabilities in the amount of $1,003,920 related reset provisions on warrants.

On April 19, 2013, the reset provisions of an aggregate of 22,091,310 warrants expired. Accordingly, the fair value at the date of expiration of $4,027,945 was reclassified from liabilities to equity.

On April 29, 2013, in connection with an amendment to the Secured Convertible Debentures, the Company reinstated the reset provisions of an aggregate of 11,045,655 warrants and extended their term from August 31, 2016 to April 30, 2018.  The fair value of the modified warrants of $3,041,342 was recorded as a liability with $2,013,972 reclassified from equity (based on original terms) and $1,027,381 charged to current period interest (based on term modifications). The fair values were determined using the binomial lattice model.

On September 13, 2013, in connection with an amendment to the Secured Convertible Debentures, the Company modified the terms of 11,045,655 warrants as described above, 2,945,508 warrants issued on March 31, 2012 and 6,500,000 warrants issued on April 12, 2012, reducing the exercise prices from $0.10 per share to $0.05 per share; and eliminating the embedded reset provisions.  Accordingly, the Company determined the change in fair values of $64,017 to current period expense and reclassified the adjusted liability to equity of $2,356,869.  The fair values were determined using the binomial lattice model.

As of December 31, 2013, the Company had outstanding 487,235 warrants with embedded reset provisions.  See Note 4).

BLUE CALYPSO, INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 9 – STOCKHOLDERS’ DEFICIENCY

Common Stock

During the year ended December 31, 2012, the Company issued an aggregate of 1,068,105 shares of its common stock to various consultants for services rendered valued at $354,895.

During the year ended December 31, 2012, in connection with the sale of 200,000 shares of the Company’s Series A Convertible Preferred Stock at a conversion price of $0.0679 per share, the Company issued an aggregate of 2,945,508 warrants to purchase the Company’s common stock at $0.10 per share, expiring five years from the date of issuance.  These warrants contained certain reset provisions (see Note 8).

During the years ended December 31, 2012 and 2013 the Company’s founder cancelled 1,968,105 and 16,572,980 shares of common stock, respectively from an escrow as part of an agreement to facilitate financing for the Company.

During the year ended December 31, 2012, the Company sold an aggregate of 890,000 shares of common stock as part of a private placement. The Company received consideration of gross cash proceeds of approximately $449,000.

During the year ended December 31, 2013, 949,932 shares of the Company’s Series A Convertible Preferred Stock were converted into an aggregate of 13,991,162 shares of common stock at the stated conversion price of $0.0679 per share.

During the year ended December 31, 2013, the Company issued an aggregate of 1,178,069 shares of common stock to consultants valued at approximately $277,039 for services previously rendered.  The issuance was related to 1,428,069 granted shares and 250,000 shares that were cancelled.

In two private placement transactions dated October 7, 2013 and October 15, 2013, an aggregate of 11,546,154 shares of common stock were sold at $0.13 per share for total proceeds of $1,501,000.

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

Options

Option valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from an index of historical stock prices of comparable entities until sufficient data exists to estimate the volatility using the Company’s own historical stock prices. Management determined this assumption to be a more accurate indicator of value. The Company accounts for the expected life of options in accordance with the “simplified” method which enables the use of the simplified method for “plain vanilla” share options as defined in Staff Accounting Bulletin No. 107. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.  The fair value of stock-based payment awards during the year ended December 31, 2013 was estimated using the Black-Scholes pricing model.

In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the number of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period. The Company estimated forfeitures related to option grants at a weighted average annual rate of  0% per year, as the Company does not yet have adequate historical data, for options granted during the years ended December 31, 2013 and 2012, respectively.

The following assumptions were used in determining the fair value of employee and vesting non-employee options:

	December 31, 2013	December 31, 2012
Risk-free interest rate	0.62%-0.86%	0.25%
Dividend yield	0%	0%
Stock price volatility	35%-118%	20%-37%
Expected life	6-10 years	6-10 years
Weighted average grant date fair value	$0.11	$0.23

BLUE CALYPSO, INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

Employee options

During the year ended December 31, 2013, the Company granted options to purchase an aggregate of 4,908,530 shares of common stock to certain employees. These options vest over a 2 or 3 year period, have a term of 10 years, and contain exercise prices between $0.14 and $0.24 per share. The options had an aggregate grant fair date value of $538,727.

During the year ended December 31, 2012, the Company granted options to purchase an aggregate of 8,223,543 shares of common stock to certain employees. These options vest immediately to over a 2 year or 3 year period, have a term of 10 years, and contain exercise prices between $0.68 and $1.01 per share. The options had an aggregate grant fair date value of $1,396,521.

The following table summarizes the stock option activity for the years ended December 31, 2013 and 2012:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	-
Grants	8,223,543	$0. 1866	10.00	$-
Exercised	-
Forfeitures or expirations	(1,333,000)	$0.1036
Outstanding at January 1, 2013	6,890,543	$0.2027	9.35	$-
Grants	4,908,530	$0.2323	10.00	$-
Exercised	-
Forfeitures or expirations	(941,500)	0.8215
Outstanding at December 31, 2013	10,857,573	$0.1627	8.8	$259,558

Vested and expected to vest at December 31, 2013	10,857,573	$0.1627	8.8	$259,558
Exercisable at December 31, 2013	5,865,436	$0.1000	8.4	$251,426

The following table presents information related to employee stock options at December 31, 2013:

Options Outstanding		Options Exercisable
		Weighted Average Remaining Life In Years
			Exercisable Number of Options
Exercise Price	Number of Options

$0.00-0.10	5,929,043	8.4	5,822,102
0.11-0.25	4,858,530	9.3	20,000
0.26-0.75	70,000	8.7	23,334
	10,857,573	8.7	5,865,436

As of December 31, 2013, stock-based compensation of $375,428 remains unamortized and is expected to be amortized over the weighted average remaining period of 2 years.

Non-employee options

During the year ended December 31, 2013, the Company granted options to purchase an aggregate of 750,000 shares of common stock to certain consultants. These options vest over a 3 year period, have a term of 10 years, and contain an exercise price of $0.14 to $0.24 per share. The vested options had an aggregate grant date fair value of $75,615.

During the year ended December 31, 2012, the Company granted options to purchase an aggregate of 1,650,000 shares of common stock to certain consultants. These options vest over a 1 year, 2 year or 3 year period, have a term of 10 years, and contain an exercise price of $0.14 to $0.24 per share. The vested options had an aggregate grant date fair value of $904,080.

BLUE CALYPSO, INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	2,420,000	$0.0679
Grants	1,650,000	0.6210	10.00	$-
Exercised	-
Forfeitures or expirations	(1,500,000)	0.0679
Outstanding at January 1, 2013	2,570,000	$0.3800	9.35	$-
Grants	750,000	$0.2280	10.00	$-
Exercised	-
Forfeitures or expirations	(300,000)	0.8567
Outstanding at December 31, 2013	3,020,000	$0.2949	8.3	$77,435

Vested and expected to vest at December 31, 2013	3,020,000	$0.2439	8.8	$77,435
Exercisable at December 31, 2013	2,195,000	$0.2500	8.1	$77,435

The following table presents information related to non-employee stock options at December 31, 2013:

Options Outstanding		Options Exercisable
		Weighted Average Remaining Life In Years
			Exercisable Number of Options
Exercise	Number of Options
Price
$0.00-0.10	1,120,000	7.7	1,120,000
0.11-0.25	700,000	9.1	168,750
0.26-0.50	750,000	8.4	656,250
0.51-0.90	450,000	8.6	250,000
	3,020,000	8.3	2,195,000

As of  December 31, 2013, stock-based compensation of $95,321 remaining unamortized and is expected to be amortized over the weighted average remaining period of 2 years.

The stock-based compensation expense related to option grants was $551,483 and $2,126,142 during the years ended December 31, 2013 and 2012, respectively

BLUE CALYPSO, INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

Restricted Stock

The following table summarizes the restricted stock activity for the two years ended December 31, 2013:

Restricted shares issued as of January 1, 2012	1,870,940
Granted	13,085,842
Forfeited	(1,500,115)
Total Restricted Shares Issued at December 31, 2012	13,456,667
Granted	-
Total Restricted Shares Issued at December 31, 2013	13,456,667
Vested at December 31, 2013	(6,833,539)
Unvested restricted shares as of December 31, 2013	6,623,128

A total of 13,085,842 shares were granted in 2012 to one employee and will vest 1/3 in the first year following the grant and the balance over the following 8 calendar quarters.

Stock based compensation expense related to restricted stock grants was $1,784,014 and $1,023,232 for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013, the stock-based compensation relating to restricted stock of $2,477,216 remains unamortized and is expected to be amortized over the remaining period of approximately 1.5  years.

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company, all of which were exercisable, at December 31, 2013:

Exercise Price	Number Outstanding
		Expiration Date
$0.05	31,536,818	March 2017 to April 2018
$0.50	487,235	November 2014 to December 2014
$0.75	471,700	July 2014
	32,495,753

BLUE CALYPSO, INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

The following table summarizes the warrant activity for the two years ended December 31, 2013:

			Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
		Weighted-Average Exercise Price
	Shares
Outstanding at January 1, 2012	22,091,310	$0.05	4.5
Issued	10,404,443	0.134	4.3	$-
Exercised	-
Forfeitures or expirations	-
Outstanding at January 1, 2013	32,495,753	$0.0769	4.4	$-
Grants	-			$-
Exercised	-
Forfeitures or expirations	-
Outstanding at December 31, 2013	32,495,753	$0.0769	3.4	$-

Vested and expected to vest at December 31, 2013	32,495,753	$0.0769	3.4	$-
Exercisable at December 31, 2013	32,495,753	$0.0769	3.4	$-

On April 19, 2012, in connection with the issuance of a senior secured 8% convertible debenture, the Company issued 6,500,000 warrants to purchase the Company’s common stock at $0.10 per share, expiring five years from the date of issuance.  These warrants contained certain reset provisions (see Note 8)

On June 13, 2012, in connection with the sale of the Company’s common stock, the Company issued 445,000 warrants to purchase the Company’s common stock at an exercise price of $0.75 per share for two years from the date of issuance.

During the year ended December 31, 2012, in connection with the settlement of outstanding accounts payable, the Company issued an aggregate of 487,235 warrants to purchase the Company’s common stock at an exercise price of $0.50 per share for two years from the date of issuance.  The fair value of the warrants were determined by Black-Scholes option pricing model.

During the year ended December 31, 2012, in consideration of a portion of the investment banking fees associated with the common stock private placement, the Company issued 26,700 warrants to purchase the Company’s common stock at an exercise price of $0.75 per share for two years from the date of issuance. The fair value of the warrants were determined by Black-Scholes option pricing model. The assumptions used in the valuation of warrants were as follows:

Risk-free interest rate	0.77 to 1.75%
Life of warrant	4.75 to 4.01 years
Expected stock price volatility	91.31% to 102.46%
Expected dividend yield	$0.0

The risk-free interest rate is based on the yield of Daily U.S. Treasury Yield Curve Rates with terms equal to the life of the warrants as of the grant date. The expected stock price volatility is based on comparable companies’ historical stock price volatility since the Company does not have sufficient historical volatility data because its equity shares have been publicly traded for only a limited period of time.

BLUE CALYPSO, INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 10 – RELATED PARTY TRANSACTIONS

Aztec was an affiliate of the Company that provided administrative and technical support services to the Company. The majority owner of Aztec was also the majority stockholder of the Company until the sale of Aztec on June 15, 2012.  During the year ended December 31, 2013, Aztec converted convertible debentures aggregating $522,891 and accrued interest aggregating approximately $30,000 into 3,686,634  shares of common stock. Concurrently with this issuance a shareholder cancelled 3,686,634 shares of his common stock and returned them to the Company. During the year ended December 31, 2013, the Company recorded amortization of the debt discount relating to this note aggregating approximately $254,162.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office space under a month to month operating lease with no minimum future rental payments. The operating lease does not involve contingent liabilities. Rental expense under the operating lease totaled $36,857 and $30,534 for the years ended December 31, 2013 and 2012, respectively and $80,511 from September 11, 2009 (inception to date) through December 31, 2013.

Litigation

On July 31, 2012, the Company filed suit against Groupon, Inc. in the Eastern District of Texas in Civil Action No. 6:12-cv-00486. The Company filed additional suits against Izea, Inc. on October 17, 2012; Yelp, Inc. on October 17, 2012; and Foursqaure Labs, Inc. on October 31, 2012 in Civil Action Nos. 6:12-cv-786, 6:12-cv-788, 6:12-cv-837, respectively. Each of these cases alleges that the defendants infringe U.S. Patent Nos. 7,664,516 entitled "Method and System for Peer-to-Peer Advertising Between Mobile Communication Devices" and 8,155,679 entitled "System and Method for Peer-to-Peer Advertising Between Mobile Communication Devices." The Company subsequently added U.S. Patent Nos. 8,438,055, 8,452,646, and 8,457,670 to the cases, alleging each defendant infringed the newly added patents. Each of the defendants have answered, denying infringement and claiming that the asserted patents are invalid. Groupon, Yelp, and Foursquare filed counterclaims for declaratory judgment that the asserted patents are invalid and not infringed. Yelp filed an additional counterclaim for declaratory judgment that the asserted patents are unenforceable. The Court subsequently consolidated the actions for at least pre-trial purposes. Groupon filed a motion to transfer the case against it to the U.S. District Court for the Northern District of California, which the Court denied on September 27, 2013.

Between July 19, 2013 and October 3, 2013, Groupon filed petitions with the Patent Trial & Appeals Board (“PTAB”) requesting institution of Covered Business Method Review of all asserted claims. On December 19, 2013 and January 17, 2014, the PTAB issued decisions instituting review on all but four of the asserted claims. On January 14, 2014, the Company and all defendants filed a joint motion to stay the district court litigation. The Court granted the motion and stayed the case on January 16, 2014 pending a decision by the PTAB. Trial on the Covered Business Method Reviews at the PTAB is set for September 5, 2014. On February 3, 2014, Groupon filed a petition to the U.S. Court of Appeals for the Federal Circuit for mandamus on the district court's denial of its motion to transfer, which remains pending as of the date of this report.

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

As part of the Company's settlement with Living Social, the Company's attorney is entitled to additional compensation for the value of certain non-monetary arrangements. As of December 31, 2013, the payment of such compensation is not probable or measurable.

In the normal course of business the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Legal fees for such matters are expensed as incurred and we accrue for adverse outcomes as they become probable and estimable.

BLUE CALYPSO, INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 12 – INCOME TAXES

The tax effects of temporary differences that give rise to deferred tax assets are presented below:

	For The Years Ended December 31,

	2013	2012
Deferred Tax Assets:
Net operating loss carryforward	$3,327,518	$1,845,621
Stock-based compensation	1,862,399	1,097,845

Total deferred tax assets	5,189,917	2,943,467

Valuation allowance	(5,189,917)	(2,943,467)

Deferred tax asset, net of valuation allowance	$-	$-

Changes in valuation allowance	$2,246,450	$1,927,667

The income tax provision (benefit) consists of the following:

	For The Years Ended December 31,

	2013	2012
Federal:
Current	$-	$-
Deferred	(2,246,450)	(1,927,667)

State and local:
Current	-	-
Deferred	-	-
	(2,246,450)	(1,927,667)
Change in valuation allowance	2,246,450	1,927,667
Income tax provision (benefit)	$-	$-

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For The Years Ended December 31,

	2013	2012

Tax benefit at federal statutory rate	(34.0)%	(34.0)%
Permanent differences	1.1%	-
Change in valuation allowance	32.9%	34.0%
Effective income tax rate	0%	0%

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. Based upon the Company’s history of losses since inception, management believes that it is more likely than not that future benefits of deferred tax assets will not be realized.

At December 31, 2013 and 2012, the Company had $9,786,817 and $5,428,298, respectively, of federal net operating losses that may be available to offset future taxable income. The net operating loss carry forwards, if not utilized, will expire from 2030 to 2033 for federal purposes. In accordance with Section 382 of the Internal Revenue Code, the usage of the Company’s net operating loss carry forwards are subject to annual limitations in the event of a greater than 50% ownership change.

The Company files income tax returns in the U.S. federal jurisdiction is subject to examination by the various taxing authorities. The Company’s federal income tax returns for the tax years 2010 and forward remain subject to examination.

BLUE CALYPSO, INC. AND SUBSIDIARIES

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 13 – SUBSEQUENT EVENTS

On January 9, 2014, the Company and an investor agreed to Amendment No. 4 of the warrant agreement that was initially entered into on September 1, 2011 associated with the issuance of 13,991,175 warrants.  Amendment No. 4 extends the date of the price adjustment on the exercise price of the warrants to $0.05 per share until March 10, 2014.

On January 9, 2014, the Company and an investor agreed to Amendment No. 3 of the warrant agreement that was initially entered into on April 19, 2012 associated with the issuance of 6,500,000 warrants.  Amendment No. 3 extends the date of the price adjustment on the exercise price of the warrants to $0.05 per share until March 10, 2014.

On January 10, 2014, two investors exercised an aggregate of 11,200,000 warrants to purchase common stock at an exercise price per share of $0.05 resulting in $560,000 in cash proceeds.

On March 14, 2014, the Compensation Committee awarded a performance bonus to the Company’s Chief Executive Officer.  The base bonus was $340,000 and will be paid 25% in cash payment and 75% in the equivalent value of stock options.  In addition, the Compensation Committee approved an equity bonus for Mr. Ogle consisting of stock options with a fair value of $800,000. The total bonus awarded was $1,140,000 of which $85,000 will be paid in cash and $1,055,000 will be paid in stock options valued using the Black Scholes method.

On March 24, 2014, one investor exercised an aggregate of 9,291,175 warrants to purchase common stock at an exercise price per share of $0.05 resulting in $464,558 in cash proceeds.