Form 10-Q
period 2014-03-31
BLUE CALYPSO, INC.
filed 2014-05-09
CIK 1399587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

As of May 1, 2014, there were 210,636,895 shares of registrant’s common stock outstanding.

BLUE CALYPSO, INC.

INDEX

PART I.	FINANCIAL INFORMATION

	ITEM 1.	Financial Statements

		Condensed consolidated balance sheets as of March 31, 2014 (unaudited) and December 31, 2013	3

		Condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013 (unaudited)	4

		Condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2014 (unaudited)	5

		Condensed consolidated statements of cash flows for the three months ended March 31, 2014 and 2013 (unaudited)	6

		Notes to condensed consolidated financial statements (unaudited)	7-12

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-19

	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	19

	ITEM 4.	Controls and Procedures	19-20

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	21
	ITEM 1A.	Risk Factors	21
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
	ITEM 3.	Defaults Upon Senior Securities	21
	ITEM 4.	Mine Safety Disclosures	21
	ITEM 5.	Other Information	21
	ITEM 6.	Exhibits	22

	SIGNATURES		23

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLUE CALYPSO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash	$1,679,915	$1,294,882
Accounts receivable, net of allowance of $0 as of March 31, 2014 and December 31, 2013	176,540	64,300
Prepaid expenses	42,347	57,371
Total current assets	1,898,802	1,416,553

Property and equipment, net	8,820	10,009

Other assets:
Capitalized software development costs, net of accumulated amortization of $729,473 and $647,247 as of March 31, 201 and December 31, 2013, respectively	911,433	984,674

Total assets	$2,819,055	$2,411,236

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$163,718	$161,225
Accrued expenses	105,476	4,878
Deferred revenue	10,475	-
Convertible notes payable, net of discount of $167,471 and $207,589 as of March 31, 2014 and December 31, 2013, respectively	432,529	242,411
Warrant liabilities	486	2,030
Total current liabilities	712,684	410,544

Long term debt:
Convertible notes payable, net of discount of $15,830 as of December 31, 2013	-	134,170
Total liabilities	712,684	544,714

Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized Series A convertible preferred stock, $0.0001 par value; 1,700,000 shares designated; 750,068 shares issued and outstanding	75	75
Common stock, $0.0001 par value; 680,000,000 shares authorized, 199,437,262 and 188,237,262 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	19,944	18,824
Additional paid in capital	28,263,483	26,279,393
Accumulated deficit	(26,177,131)	(24,431,770)
Total stockholders' equity	2,106,371	1,866,522

Total liabilities and stockholders' equity	$2,819,055	$2,411,236

See the accompanying notes to these unaudited condensed consolidated financial statements

BLUE CALYPSO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2014	2013
REVENUE	$164,215	$10,000
Cost of revenue	73,747	4,323
Gross profit	90,468	5,677

OPERATING EXPENSES:
Sales and marketing	163,517	125,957
General and administrative	1,072,376	923,151
Depreciation and amortization	83,415	68,229
Total operating expenses	1,319,308	1,117,337

Loss from operations	(1,228,840)	(1,111,660)

Other income (expense):
Change in fair value of derivative liabilities	1,543	8,216,218
Interest expense	(518,064)	(306,664)
Total other income (expense)	(516,521)	7,909,554

NET (LOSS) INCOME	$(1,745,361)	$6,797,894

Net (loss) income per common share, basic	$(0.01)	$0.05

Weighted average common shares outstanding, basic	200,065,680	130,893,388

Net (loss) income per common share, diluted	$(0.01)	$0.03

Weighted average common shares outstanding, diluted	200,065,680	205,355,014

See the accompanying notes to these unaudited condensed consolidated financial statements

BLUE CALYPSO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2014
(unaudited)

				Common	Additional		Total
	Preferred Stock			Stock	Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance, January 1, 2014	750,068	$75	188,237,262	$18,824	$26,279,393	$(24,431,770)	$1,866,522
Shares issued in connection with exercise of warrants at $0.05 per share	-	-	11,200,000	1,120	558,880	-	560,000
Proceeds received for exercise of warrants at $0.05 per share	-	-	-	-	464,558	-	464,558
Stock based compensation	-	-	-	-	513,727	-	513,727
Loss on warrant modification					446,925		446,925
Net loss	-	-	-	-	-	(1,745,361)	(1,745,361)
Balance, March 31, 2014	750,068	$75	199,437,262	$19,944	$28,263,483	$(26,177,131)	$2,106,371

See the accompanying notes to these unaudited condensed consolidated financial statements

BLUE CALYPSO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,745,361)	$6,797,894
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	83,415	68,229
Amortization of debt discounts	55,948	277,285
Change in fair value of derivative liabilities	(1,544)	(8,216,218)
Non cash interest due to warrant modification	446,925	-
Stock based compensation	513,727	477,700
Changes in operating assets and liabilities:
Accounts receivable	(112,240)	43,868
Prepaid expenses	15,024	(15,936)
Accounts payable	2,493	20,688
Accrued liabilities	100,598	253,587
Deferred income	10,475	(10,000)
Net cash used in operating activities	(630,540)	(302,903)

CASH FLOWS FROM INVESTING ACTIVITIES
Software development costs	(8,985)	(58,338)
Net cash used in investing activities	(8,985)	(58,338)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	207,036
Proceeds from exercise of warrants	1,024,558	-
Net cash provided by financing activities	1,024,558	207,036

Net increase (decrease) in cash and cash equivalents	385,033	(154,205)

Cash and cash equivalents at beginning of period	1,294,882	218,798
Cash and cash equivalents at end of period	$1,679,915	$64,593

SUPPLEMENTAL INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of accounts payable to common stock	$-	$30,000

See the accompanying notes to these unaudited condensed consolidated financial statements

BLUE CALYPSO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Blue Calypso, Inc., a Delaware corporation (the "Company”), is engaged in the development, licensing and enforcement of technology and intellectual property focused on digital word-of-mouth marketing and advertising. In January 2014, the Company transitioned from a development stage enterprise to an operating company.  Prior to 2014, the Company’s primary activities since inception, were the design and development of its products, negotiating strategic alliances and other agreements, and raising capital.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of March 31, 2014 and for the three months ended March 31, 2014 and 2013. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results for the full year ending December 31, 2014, or any other period.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2013 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on March 31, 2014.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of March 31, 2014, the Company had cash and cash equivalents of $1,679,915 and working capital of $1,186,118. During the three months ended March 31, 2014, the Company used net cash in operating activities of $630,540.  The Company has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the three months ended March 31, 2014, the Company received $1,024,558 in cash proceeds from the exercise of warrants.  The Company believes that its current cash on hand will be sufficient to fund its projected operating requirements through the fourth quarter of 2014.

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

BLUE CALYPSO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

As of March 31, 2014, two customers represented 65% and 16% of the Company’s accounts receivable. As of December 31, 2013, two customers represented 49% and 24% of the Company’s accounts receivable.

During the three months ended March 31, 2014, two customers represented 71% and 13% of total revenue.

Net Income (Loss) per Share

The Company computes basic net income (loss) per share by dividing net income (loss) per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share as of March 31, 2014 and 2013 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	March 31, 2014	March 31, 2013

Convertible notes payable	3,000,000	7,773,879
Series A convertible preferred stock	11,045,655	25,036,820
Options to purchase common stock	23,110,318	14,679,073
Warrants to purchase common stock	12,004,589	32,495,753
Restricted stock units	5,532,640	13,296,255
Totals	54,693,202	93,281,780

BLUE CALYPSO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(unaudited)

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

Reclassifications

Certain amounts in the prior period condensed consolidated financial statements have been reclassified for comparison purposes to conform to the presentation of the current period condensed consolidated financial statements. These reclassifications had no effect on the previously reported net income.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed.

NOTE 4 – STOCKHOLDERS’ EQUITY

On January 9, 2014, the Company entered into agreements with the holder of certain of its outstanding warrants originally issued in private placement transactions in September 2011 and April 2012. Pursuant to such agreements, which are more fully described below, the Company agreed to extend the period during which the warrants are exercisable at a reduced exercise price.

On January 9, 2014, the Company entered into Amendment No. 4 to the warrants that were originally issued in September 2011.  Pursuant to Amendment No. 4, the exercise price of the warrants was reduced to $0.05 per share until March 10, 2014.

On January 9, 2014, the Company entered into Amendment No. 3 to the warrant that was originally issued in April 19, 2012.  Pursuant to Amendment No. 3, the exercise price of the warrants was reduced to $0.05 per share until March 10, 2014.

On January 10, 2014, holders of such warrants exercised an aggregate of 11,200,000 warrants to purchase common stock at the reduced exercise price of $0.05 per share resulting in $560,000 in cash proceeds.  In connection with the warrant exercise, the Company incurred a non-cash interest expense due to warrant modification of $241,176 when the inducement offer was accepted during the three months ended March 31, 2014.

On March 10, 2014, the holder of such warrants exercised an aggregate of 9,291,164 warrants to purchase common stock at the reduced exercise price of $0.05 per share resulting in $464,558 in cash proceeds.   As of March 31, 2014, the shares of common stock were not issued.  Such shares were issued in April 2014, but were included in the calculation of net loss per share for the three months ended March 31, 2014.  In connection with the warrant exercise, the Company incurred a non-cash interest expense due to warrant modification of $205,749 when the inducement offer was accepted during the three months ended March 31, 2014.

Options

Option valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from an index of historical stock prices of comparable entities until sufficient data exists to estimate the volatility using the Company’s own historical stock prices. Management determined this assumption to be a more accurate indicator of value. The Company accounts for the expected life of options in accordance with the “simplified” method which enables the use of the simplified method for “plain vanilla” share options as defined in Staff Accounting Bulletin No. 107. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.  The fair value of stock-based payment awards during the three months ended March 31, 2014 was estimated using the Black-Scholes pricing model.

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

BLUE CALYPSO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(unaudited)

The Company estimated forfeitures related to option grants at a weighted average annual rate of  0% per year, as the Company does not yet have adequate historical data, for options granted during the three months ended March 31, 2014 and 2013.

The following assumptions were used in determining the fair value of employee and vesting non-employee options:

	March 31, 2014	March 31, 2013
Risk-free interest rate	2.65%-2.73%	0.77%-0.86%
Dividend yield	0%	0%
Stock price volatility	78.9%-79.2%	20%-37%
Expected life	8-10 years	5.75 years
Weighted average grant date fair value	$0.11	$0.11

On March 14, 2014, the Compensation Committee of the Board of Directors approved an equity bonus for the  Company’s Chief Executive Officer consisting of stock options with a fair value of $800,000. The total bonus awarded was $1,140,000 of which $85,000 will be paid in cash and $1,055,000 will be paid in stock options valued using the Black Scholes method.  Accordingly, the Company granted options to purchase 9,232,745 shares of common stock to the Chief Executive Officer effective March 14, 2014 exercisable at $0.14 per share for ten years, vesting over a term of three years.

The following table summarizes the stock option activity for the three months ended March 31, 2014:

	Shares	Weighte-Average Exercise Price	Weighte-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	13,877,573	$0.19	8.4	$-
Grants	9,232,745	$0.14	10.0	$-
Exercised	-
Outstanding at March 31, 2014	23,110,318	$0.17	9.1	$253,064

Vested and expected to vest at March 31, 2014	23,110,318	$0.17	9.1	$253,064
Exercisable at March 31, 2014	9,928,556	$0.16	8.2	$253,064

BLUE CALYPSO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(unaudited)

The following table presents information related to employee stock options at March 31, 2014:

Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$0.00-0.10	7,049,043	8.0	7,049,043
0.11-0.25	14,791,275	9.6	1,856,179
0.26-0.50	750,000	8.2	750,000
0.51 – 0.90	520,000	8.3	273,334
	23,110,318	9.1	9,928,556

As of March 31, 2014, stock-based compensation of $1,418,265 remains unamortized and is expected to be amortized over the weighted average remaining period of 2 years.

The stock-based compensation expense related to option grants was $75,717 and $41,506 during the three months ended March 31, 2014 and 2013, respectively.

Restricted Stock

The following table summarizes the restricted stock activity for the three months ended March 31, 2014:

Restricted shares issued as of January 1, 2014	13,456,667
Granted	-
Forfeited	-
Total Restricted Shares Issued at March 31, 2014	13,456,667
Vested at March 31, 2014	(7,924,027)
Unvested restricted shares as of March 31, 2014	5,532,640

Stock based compensation expense related to restricted stock grants was $438,010 and $436,194 for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, the stock-based compensation relating to restricted stock of $2,039,206 remains unamortized and is expected to be amortized over the remaining period of approximately 1.25 years.

BLUE CALYPSO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(unaudited)

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company, all of which were exercisable, at March 31, 2014:

Exercise Price	Number Outstanding	Expiration Date
$0.05	11,045,654	March 2017 to April 2018
$0.50	487,235	November 2014 to December 2014
$0.75	471,700	July 2014
	12,004,589

	Shares	Weighte-Average Exercise Price	Weighte-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	32,495,753	$0.08	3.4	$-
Issued	-			$-
Exercised	(20,491,164)	$0.05
Forfeitures or expirations	-
Outstanding at March 31, 2014	12,004,589	$0.08	2.6	$1,626,945

Vested and expected to vest at March 31, 2014	12,004,589	$0.08	2.6	$1,626,945
Exercisable at March 31, 2014	12,004,589	$0.08	2.6	$1,626,945

 NOTE 5 – COMMITMENTS AND CONTINGENCIES

Litigation

Between July 19, 2013 and October 3, 2013, Groupon filed petitions with the Patent Trial & Appeals Board (“PTAB”) requesting institution of Covered Business Method Review of all asserted claims. On December 19, 2013 and January 17, 2014, the PTAB issued decisions instituting review on all but four of the asserted claims. On January 14, 2014, the Company and all defendants filed a joint motion to stay the district court litigation. The Court granted the motion and stayed the case on January 16, 2014 pending a decision by the PTAB. Trial on the Covered Business Method Reviews at the PTAB is set for September 5, 2014. On February 3, 2014, Groupon filed a petition to the U.S. Court of Appeals for the Federal Circuit for mandamus on the District Court's denial of its motion to transfer. The Federal Circuit on April 23, 2014 denied Groupon Inc.'s bid to transfer our suit from Texas to Illinois, finding that the lower court judge correctly denied Groupon, Inc.’s earlier transfer request.

As part of the Company's August 2013 settlement with Living Social, the Company's attorney is entitled to additional compensation for the value of certain non-monetary arrangements. As of March 31, 2014, the payment of such compensation is not probable or measurable.

In the normal course of business the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Legal fees for such matters are expensed as incurred and we accrue for adverse outcomes as they become probable and estimable.

NOTE 6 – SUBSEQUENT EVENTS

In April 2014, the Company issued at aggregate of 497,982 shares of common stock to consultants for services rendered.  In addition, the Company issued 320,000 shares of common stock in connection with exercise of non-employee options at an exercise price of $0.0679 per share.

In April 2014, the Company issued 1,090,487 common shares to the Company’s Chief Executive Officer, the vested portion of previously issued restricted stock units.  See Note 4 above.

In April 2014, the Company awarded an aggregate of 1,730,000 of stock options to certain employees and one contractor.  The stock options have exercise prices from $0.12 to $0.13 per share, will vest over a three year period, and have an approximate fair value of $170,000.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:

•	our ability to raise additional capital;
•	the absence of any operating history or revenue;
•	our ability to attract and retain qualified personnel;
•	market acceptance of our platform;
•	our limited experience in a relatively new industry;
•	regulatory and competitive developments;
•	intense competition with larger companies;
•	general economic conditions
•	failure to adequately protect our intellectual property;
•	technological obsolescence of our products and services;
•	technical problems with our products and services;
•	loss or retirement of key executives, and
•	other factors set forth under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing.  Except as required by law, we assume no duty to update or revise our forward-looking statements.

Business Overview

We develop and deliver advocacy marketing and analytics solutions and services for the business-to-consumer (B2C) marketplace leveraging mobile, social media, gamification and our intellectual property portfolio. We have developed a patented technology platform that enables brands to leverage customer and employee relationships to increase brand loyalty and drive revenue. We generate revenue from consulting fees, licensing and/or enforcement of such patented technologies.  Our intellectual property portfolio consists of five patents and seven pending patent applications that cover methods and systems for communicating advertisements and electronic offers between mobile and desktop communication devices. All of the patents and patent applications that cover the core of our business, i.e., a “System and method for peer-to-peer advertising between mobile communication devices”, have been developed internally by our Founder and Chief Technology Officer, Andrew Levi, and our Director of Innovation, Bradley Bauer, and assigned to our wholly owned subsidiary, Blue Calypso, LLC. In September 2013, we acquired proprietary mobile gamification technology and subsequently applied for two additional patents based upon the enhancement and integration of this technology into our platform.

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

Recent Developments

General

On January 9, 2014, the Company entered into agreements with the holder of certain of its outstanding warrants originally issued in private placement transactions in September 2011 and April 2012. Pursuant to such agreements, which are more fully described below, the Company agreed to extend the period during which the warrants are exercisable at a reduced exercise price.

On January 9, 2014, the Company entered into Amendment No. 4 to the warrants that were originally issued in September 2011.  Pursuant to Amendment No. 4, the exercise price of the warrants was reduced to $0.05 per share until March 10, 2014.

On January 9, 2014, the Company entered into Amendment No. 3 to the warrant that was originally issued in April 19, 2012.  Pursuant to Amendment No. 3, the exercise price of the warrants was reduced to $0.05 per share until March 10, 2014.

On January 10, 2014, holders of such warrants exercised an aggregate of 11,200,000 warrants to purchase common stock at the reduced exercise price of $0.05 per share resulting in $560,000 in cash proceeds.  In connection with the warrant exercise, the Company incurred a non-cash interest expense due to warrant modification of $241,176 when the inducement offer was accepted during the three months ended March 31, 2014.

On March 10, 2014, the holder of such warrants exercised an aggregate of 9,291,164 warrants to purchase common stock at the reduced exercise price of $0.05 per share resulting in $464,558 in cash proceeds.   As of March 31, 2014, the shares of common stock were not issued.  Such shares were issued in April 2014, but were included in the calculation of net loss per share for the three months ended March 31, 2014.  In connection with the warrant exercise, the Company incurred a non-cash interest expense due to warrant modification of $205,749 when the inducement offer was accepted during the three months ended March 31, 2014.

Litigation

On July 31, 2012, the Company filed suit against Groupon, Inc. in the Eastern District of Texas in Civil Action No. 6:12-cv-00486. The Company filed additional suits against Izea, Inc. on October 17, 2012; Yelp, Inc. on October 17, 2012; and Foursquare Labs, Inc. on October 31, 2012 in Civil Action Nos. 6:12-cv-786, 6:12-cv-788, 6:12-cv-837, respectively. Each of these cases alleges that the defendants infringe U.S. Patent Nos. 7,664,516 entitled "Method and System for Peer-to-Peer Advertising Between Mobile Communication Devices" and 8,155,679 entitled "System and Method for Peer-to-Peer Advertising Between Mobile Communication Devices." The Company subsequently added U.S. Patent Nos. 8,438,055, 8,452,646, and 8,457,670 to the cases, alleging each defendant infringed the newly added patents. Each of the defendants have answered, denying infringement and claiming that the asserted patents are invalid. Groupon, Yelp, and Foursquare filed counterclaims for declaratory judgment that the asserted patents are invalid and not infringed. Yelp filed an additional counterclaim for declaratory judgment that the asserted patents are unenforceable. The Court subsequently consolidated the actions for at least pre-trial purposes. Groupon filed a motion to transfer the case against it to the U.S. District Court for the Northern District of Illinois, which the Court denied on September 27, 2013.

Between July 19, 2013 and October 3, 2013, Groupon filed petitions with the Patent Trial & Appeals Board (“PTAB”) requesting institution of Covered Business Method Review of all asserted claims. On December 19, 2013 and January 17, 2014, the PTAB issued decisions instituting review on all but four of the asserted claims. On January 14, 2014, the Company and all defendants filed a joint motion to stay the district court litigation. The Court granted the motion and stayed the case on January 16, 2014 pending a decision by the PTAB. Trial on the Covered Business Method Reviews at the PTAB is set for September 5, 2014. On February 3, 2014, Groupon filed a petition to the U.S. Court of Appeals for the Federal Circuit for mandamus on the district court's denial of its motion to transfer.  The Federal Circuit on April 23, 2014 denied Groupon Inc.'s bid to transfer our suit from Texas to Illinois, finding that the lower court judge correctly denied Groupon, Inc.’s earlier transfer request.

 Critical Accounting Policies

Development Stage Company

 We reviewed our status as a Development Stage Company and determined that the Company no longer meets the requirements as defined by Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”.  In January 2014, the Company transitioned from a development stage enterprise to an operating company.  Prior to 2014, the Company’s primary activities since inception, have been the design and development of its products, negotiating strategic alliances and other agreements, and raising capital.  As a consequence, beginning with this report, the Company will no longer provide inception to date results.

Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements are stated in U.S. dollars and include the accounts of Blue Calypso, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product or service has occurred, all obligations have been performed pursuant to the terms of the agreement, the sales price is fixed or determinable, and collectability is reasonably assured. Revenue includes fees received from customers for advertising and marketing services. In each case, revenue is recognized when services are performed or licenses are granted to customers.

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

Impairment of Long-Lived Assets

The Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value. No impairment was deemed to exist as of March 31, 2014. The Company re-evaluates its amortizable intangibles at least quarterly to identify any triggering events.  As described above, if triggering events require us to undertake an impairment review in the future, it is not possible at this time to determine whether it would be necessary to record a charge or if such charge would be material.

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

Results of Operations

Comparison of Three Months Ended March 31, 2014 and 2013

Net Loss.  For the three months ended March 31, 2014, we had a net loss of $1,745,361, as compared to net income of $6,797,894 for the three months ended March 31, 2013.  The prior year period had a gain related to the changes in fair value of derivative liabilities of $8,216,218.  General and administrative expenses increased by $149,225.  This was attributed to a bonus accrued to the Company’s Chief Executive Officer totaling $85,000.  Selling and marketing expenses increased by $37,560 in comparison to the year ago period as we have added additional staffing in this area.  Interest expense increased by $211,400.  The current year included $446,925 of interest expense associated with modification of warrants during the three months ended March 31, 2014.

 Revenue.   Revenue for the three months ended March 31, 2014 increased to $164,215, as compared to $10,000 in revenues for the same period in 2013.  The Company’s expansion of product offerings, particularly Blue Calypso Labs during the second half of 2013 resulted in higher sales in three months  ended March 31, 2014. During the three months ended March 31, 2014, two customers represented 71% and 13% of total revenue.

Cost of Revenue.  Cost of revenue for the three months ended March 31, 2014 increased to $73,747 in comparison to $4,323 for the same period in 2013.  The largest contributor to this increase was cost of revenue associated with Blue Calypso Labs for the three months ended March 31, 2014.

Sales and Marketing.  For the three months ended March 31, 2014, sales and marketing expenses increased by $37,560 to $163,517 as compared to the same period in 2013.  The increase resulted primarily from an increase in sales staff. Sales and marketing expenses include compensation and benefit expenses as well as travel, entertainment and advertising expense directly attributable to the sales and marketing function.

General and Administrative.  For the three months ended March 31, 2014, general and administrative expenses were $1,072,376 as compared to $923,151 for the three months ended March 31, 2013.  Included in the current year was the cash bonus to the Company’s Chief Executive Officer of $85,000.  Expenses also included legal and professional expenses related to statutory filing process and patent legal activities.  General and administrative expenses primarily consisted of contract labor, outside services and professional fees.

Depreciation and Amortization.  Depreciation and amortization expenses relate primarily to the amortization of capitalized software development.  The increase of $15,186 for the three months ended March 31, 2014 to $83,415 was due primarily to investment in capitalized software development in 2013.

  Interest Expense.  Interest expense was $518,064 for the three months ended March 31, 2014 in comparison to $306,664 for the three months ended March 31, 2013.  The current period interest expense related to $15,000 interest expense on the outstanding $600,000 notes payable.  Amortization of beneficial conversion features on notes payable decreased to $55,948 for the period ended March 31, 2014 in comparison to $277,285 for the three month period ending March 31, 2013. During the three months ended March 31, 2014 the Company recorded interest expense related to the modification of warrants to induce conversion.  The three months ended March 31, 2013 included $245,000 of amortization of beneficial conversion feature for the loan from Aztec Systems, Inc. while the current period amortization of beneficial conversion relates to the $600,000 in aggregate outstanding notes payable at March 31, 2014.

Cash Flows

 Comparison of Three Months Ended March 31, 2014 and 2013

Cash used in operating activities during the three months ended March 31, 2014 was $630,540 as compared to $302,903 for the three months ended March 31, 2013.  The change was due to a decrease in accrued expenses and accounts payable of $171,184 and an increase in accounts receivable of $156,108.

Cash used in investing activities during the three months ended March 31, 2014 was $8,985, as compared to $58,338 for the three months ended March 31, 2013.  This was attributed to the Company’s programming resources being directed to supporting revenue generating activities.

During the three months ended March 31, 2014, cash provided by financing was $1,024,558, as compared to $237,036 for the same period in 2013.  During the current quarter, net cash of $1,024,558 was received from the exercise of warrants.  During the quarter ended March 31, 2013, cash from financing activities included $200,000 that was provided from our private placement of debentures.

Liquidity and Capital Resources

As of March 31, 2014, the Company had cash and cash equivalents of $1,679,915 and working capital of $1,186,118. During the three months ended March 31, 2014, the Company used net cash in operating activities of $630,540.  The Company has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the three months ended March 31, 2014, the Company received $1,024,558 in cash proceeds from the exercise of warrants.  The Company believes that its current cash on hand will be sufficient to fund its projected operating requirements through the fourth quarter of 2014.

The Company's primary source of operating funds since inception has been cash proceeds from the sale of equity and debt securities.  The Company intends to raise additional capital through private placement of equity and/or debt securities, but there can be no assurance that these funds will be available on terms acceptable to the Company, or will be sufficient to enable the Company to fully complete its development activities or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

As previously disclosed in Item 9A of our Form 10-K for the year ended December 31, 2013, management concluded that there were material weaknesses in internal control over financial reporting related to insufficient experience to account for and disclose complex transactions under US GAAP and a limited segregation of duties within our accounting and financial reporting functions due to the small number of employees assigned to positions that involve the processing of financial information.  During the three months ended March 31, 2014, remedial actions have been implemented to address this weakness.  We have devoted significant effort and resources to remediation and improvement of our internal control over financial reporting. While we had processes in place to identify and apply developments in accounting standards, we enhanced these processes to better evaluate our research of the nuances of complex accounting standards and engaged a third party financial reporting consultant to assist the Company in its financial reporting compliance. Our third party consultant is a technical accounting professional, who assists us in the interpretation and application of new and complex accounting guidance. Management will continue to review and make necessary changes to the overall design of our internal control environment.

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (the principal executive and principal financial officer, respectively) evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  Management believes that the controls implemented during the period are sufficient, however, they have concluded that such controls have not been in place for a sufficient period of time in order to conclude that the identified material weakness described above have been fully remediated.  Therefore, based on this evaluation, the Chief Executive Officer and Chief Financial Officer (the principal executive and principal financial officer, respectively) have concluded that as of March 31, 2014, our disclosure controls were not effective.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting during the three months ended March 31, 2014  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On July 31, 2012, the Company filed suit against Groupon, Inc. in the Eastern District of Texas in Civil Action No. 6:12-cv-00486. The Company filed additional suits against Izea, Inc. on October 17, 2012; Yelp, Inc. on October 17, 2012; and Foursquare Labs, Inc. on October 31, 2012 in Civil Action Nos. 6:12-cv-786, 6:12-cv-788, 6:12-cv-837, respectively. Each of these cases alleges that the defendants infringe U.S. Patent Nos. 7,664,516 entitled "Method and System for Peer-to-Peer Advertising Between Mobile Communication Devices" and 8,155,679 entitled "System and Method for Peer-to-Peer Advertising Between Mobile Communication Devices." The Company subsequently added U.S. Patent Nos. 8,438,055, 8,452,646, and 8,457,670 to the cases, alleging each defendant infringed the newly added patents. Each of the defendants have answered, denying infringement and claiming that the asserted patents are invalid. Groupon, Yelp, and Foursquare filed counterclaims for declaratory judgment that the asserted patents are invalid and not infringed. Yelp filed an additional counterclaim for declaratory judgment that the asserted patents are unenforceable. The Court subsequently consolidated the actions for at least pre-trial purposes. Groupon filed a motion to transfer the case against it to the U.S. District Court for the Northern District of Illinois, which the Court denied on September 27, 2013.

Between July 19, 2013 and October 3, 2013, Groupon filed petitions with the Patent Trial & Appeals Board (“PTAB”) requesting institution of Covered Business Method Review of all asserted claims. On December 19, 2013 and January 17, 2014, the PTAB issued decisions instituting review on all but four of the asserted claims. On January 14, 2014, the Company and all defendants filed a joint motion to stay the district court litigation. The Court granted the motion and stayed the case on January 16, 2014 pending a decision by the PTAB. Trial on the Covered Business Method Reviews at the PTAB is set for September 5, 2014. On February 3, 2014, Groupon filed a petition to the U.S. Court of Appeals for the Federal Circuit for mandamus on the district court's denial of its motion to transfer.  On April 23, 2014, the court denied Groupon's bid to transfer our suit from Texas to Illinois, finding that the lower court judge correctly denied Groupon’s earlier transfer request.

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

ITEM 1A. RISK FACTORS

Not required

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2014, the Company granted options to purchase an aggregate of 9,232,745 shares of common stock to the Company Chief Executive Officer.  The options have a term of ten years and have exercise price of $0.14 per share.

During April 2014, the Company issued an aggregate of 497,982 shares of Common Stock as payment for professional services.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

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

BLUE CALYPSO, INC.

Date:	May 9, 2014	By:	/s/ David S. Polster
		Name:	David S. Polster
		Title:	Chief Financial Officer

    Exhibit List

Exhibit Number	Description
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