Form 10-Q
period 2014-06-30
BLUE CALYPSO, INC.
filed 2014-08-13
CIK 1399587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No   ☒

 As of August 8, 2014, there were 211,958,269 shares of registrant’s common stock outstanding.

BLUE CALYPSO, INC.

PART I –  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLUE CALYPSO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013

	(unaudited)
ASSETS
Current assets:
Cash	$1,027,757	$1,294,882
Accounts receivable	129,587	64,300
Prepaid expenses	21,941	57,371
Total current assets	1,179,285	1,416,553

Property and equipment, net	7,631	10,009

Other assets:
Capitalized software development costs, net of accumulated amortization of $813,060 and $647,247 as of June 30, 2014 and December 31, 2013, respectively	882,295	984,674
Total assets	$2,069,211	$2,411,236

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$105,028	$161,225
Accrued expenses	49,274	4,878
Deferred revenue	48,069	-
Convertible notes payable, net of discount of $97,869 and $207,589 as of June 30, 2014 and December 31, 2013, respectively	502,131	242,411
Warrant liabilities	-	2,030
Total current liabilities	704,502	410,544

Long term debt:
Convertible notes payable, net of discount of $15,830 as of December 31, 2013	-	134,170
Total liabilities	704,502	544,714

Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; Series A convertible preferred stock, $0.0001 par value; 1,700,000 shares designated; 750,068 shares issued and outstanding	75	75
Common stock, $0.0001 par value; 680,000,000 shares authorized, 210,636,895 and 188,237,262 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	21,064	18,824
Additional paid in capital	28,973,953	26,279,393
Accumulated Deficit	(27,630,383)	(24,431,770)
Total stockholders' equity	1,364,709	1,866,522
Total liabilities and stockholders' equity	$2,069,211	$2,411,236

See the accompanying notes to these unaudited condensed consolidated financial statements

BLUE CALYPSO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
REVENUE	$122,032	$5,000	$286,247	$15,000
Cost of revenue	71,046	2,503	144,793	6,826
Gross profit	50,986	2,497	141,454	8,174

OPERATING EXPENSES:
Sales and marketing	144,949	204,816	308,466	330,772
General and administrative	1,178,874	915,554	2,251,250	1,838,708
Depreciation and amortization	84,776	98,059	168,191	136,656
Total operating expenses	1,408,599	1,218,429	2,727,907	2,306,136

Loss from operations	(1,357,613)	(1,215,932)	(2,586,453)	(2,297,962)

Other income (expense):
Change in fair value of derivative liabilities	487	(656,589)	2,030	7,559,629
Loss on settlement of debt	-	(5,459,582)		(5,459,582)
Interest expense	(96,126)	(1,089,725)	(614,190)	(1,426,020)
Total other income (expense)	(95,639)	(7,205,896)	(612,160)	674,027

Net loss before income taxes	(1,453,252)	(8,421,828)	(3,198,613)	(1,623,935)

Income taxes (benefit)	-	-	-	-

NET LOSS	$(1,453,252)	$(8,421,828)	$(3,198,613)	$(1,623,935)

Net loss per common share, basic and diluted	$(0.01)	$(0.06)	$(0.02)	$(0.01)

Weighted average common shares outstanding, basic and diluted	210,904,801	134,874,964	205,515,183	130,031,944

See the accompanying notes to these unaudited condensed consolidated financial statements

BLUE CALYPSO, INC. AND SUBSIDIARIES
(a development stage company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2014
(unaudited)

					Additional Paid in Capital		Total Stockholders' Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount		Deficit
Balance, January 1, 2014	750,068	$75	188,237,262	$18,824	$26,279,393	$(24,431,770)	$1,866,522
Shares issued in connection with exercise of warrants	-	-	20,491,164	2,049	1,022,509	-	1,024,558
Issuance of restricted stock units	-	-	1,090,487	109	-		109
Shares issued for service rendered	-	-	200,364	20	29,980	-	30,000
Shares issued for service rendered	-	-	297,618	30	49,970		50,000
Shares issued in connection with exercise of options	-	-	320,000	32	21,696	-	21,728
Loss on warrant modification	-	-	-	-	460,949	-	460,949
Stock based compensation	-	-	-	-	1,109,456	-	1,109,456
Net loss	-	-	-	-	-	(3,198,613)	(3,198,613)
Balance, June 30, 2014	750,068	$75	210,636,895	$21,064	$28,973,953	$(27,630,383)	$1,364,709

See the accompanying notes to these unaudited condensed consolidated financial statements

BLUE CALYPSO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,198,613)	$(1,623,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	168,191	136,656
Amortization of debt discounts	125,550	308,722
Amortization of deferred financing costs	-	17,347
Non cash interest from warrant modification	460,949	1,027,381
Non -cash loss on settlement of notes payable	-	5,459,582
Change in fair value of derivative liabilities	(2,030)	(7,559,629)
Stock based compensation	1,109,565	1,003,116
Common stock issued for services rendered	80,000	-
Changes in operating assets and liabilities:
Accounts receivable	(65,287)	38,868
Prepaid expenses	35,430	(45,948)
Accounts payable	(56,197)	61,704
Accrued liabilities	44,396	(52,844)
Deferred income	48,069	(10,000)
Net cash used in operating activities	(1,249,977)	(1,238,980)

CASH FLOWS FROM INVESTING ACTIVITIES
Software development costs	(63,434)	(92,695)
Net cash used in investing activities	(63,434)	(92,695)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	2,600,000
Fees paid to third party in connection with notes payable issuance	-	(62,500)
Proceeds from exercise of options	21,728	-
Proceeds from exercise of warrants	1,024,558	-
Net cash provided by financing activities	1,046,286	2,537,500

Net increase (decrease) in cash and cash equivalents	(267,125)	1,205,825

Cash and cash equivalents at beginning of period	1,294,882	218,798
Cash and cash equivalents at end of period	$1,027,757	$1,424,623

SUPPLEMENTAL INFORMATION
Cash paid for interest	$-	$63,510
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of notes payable and accounts payable-former affiliate to common stock	$-	$532,892
Conversion of notes payable to common and preferred stock	$-	$515,000
Conversion of accrued interest on notes payable to common stock	$-	$59,579
Reclassification of derivative liability to equity	$-	$4,027,945
Reclassification of warrants as derivative liability	$-	$2,013,972

See the accompanying notes to these unaudited condensed consolidated financial statements

BLUE CALYPSO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(unaudited)

NOTE 1 –  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Blue Calypso, Inc., a Delaware corporation (the "Company”), is engaged in the development, licensing and enforcement of technology and intellectual property focused on digital word-of-mouth marketing and advertising. In January 2014, the Company transitioned from a development stage enterprise to an operating company.  Prior to 2014, the Company’s primary activities were the design and development of its products, negotiating strategic alliances and other agreements, and raising capital.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the operating results for the full year ending December 31, 2014, or any other period.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2013 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on March 31, 2014.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of June 30, 2014, the Company had cash and cash equivalents of $1,027,757 and working capital of $474,783. During the six months ended June 30, 2014, the Company used net cash in operating activities of $1,249,977.  The Company has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the six months ended June 30, 2014, the Company received $1,024,558 and $21,728 in cash proceeds from the exercise of warrants and options, respectively.  The Company believes that its current cash on hand will be sufficient to fund its projected operating requirements through the fourth quarter of 2014.

The Company's primary source of operating funds since inception has been cash proceeds from private placements of common stock, preferred stock, convertible debentures and the exercise of warrants.  The Company intends to raise additional capital through private issuances of debt and equity instruments, but there can be no assurance that these funds will be available on terms acceptable to the Company, or will be sufficient to enable the Company to fully execute on its business plan or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

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

JUNE 30, 2014

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

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash, accounts receivable and revenue.

As of June 30, 2014, three customers represented 43%, 31% and 15% of the Company’s accounts receivable. As of December 31, 2013, two customers represented 49% and 24% of the Company’s accounts receivable.

During the three months ended June 30, 2014, three customers represented 57%, 15% and 12% of total revenue.

During the six months ended June 30, 2014, three customers represented 46%, 24% and 14% of total revenue.

The Company had minimal revenue for the three and six months ended June 30, 2014.

Net Loss per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share as of June 30, 2014 and 2013 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	June 30, 2014	June 30, 2013
Convertible notes payable	3,000,000	12,600,000
Series A convertible preferred stock	11,045,655	15,823,184
Options to purchase common stock	25,870,318	14,679,073
Warrants to purchase common stock	12,004,589	32,495,753
Restricted stock units	4,442,153	13,456,667
Totals	56,362,715	89,054,677

BLUE CALYPSO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(unaudited)

Recent Accounting Pronouncements

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect of the adoption of this standard and it is expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supercedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not yet determined the effect of the adoption of this standard and it is expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed.

NOTE 4 – STOCKHOLDERS’ EQUITY

On January 9, 2014, the Company entered into agreements with the holder of certain of its outstanding warrants originally issued in private placement transactions in September 2011 and April 2012. Pursuant to such agreements, which are more fully described below, the Company agreed to extend the period during which the warrants were exercisable at a reduced exercise price.

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

BLUE CALYPSO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(unaudited)

On January 10, 2014, holders of such warrants exercised an aggregate of 11,200,000 warrants to purchase common stock at the reduced exercise price per share of $0.05 resulting in $560,000 in cash proceeds.   In connection with the warrant exercise, the Company incurred a non-cash interest expense due to warrant modification of $241,176 when the inducement offer was accepted during the six months ended June 30, 2014.

On March 10, 2014, the holder of such warrants exercised an aggregate of 9,291,175 warrants to purchase common stock at the reduced exercise price per share of $0.05 resulting in $464,558 in cash proceeds. The Company issued such shares to the holder in April 2014. In connection with the warrant exercise, the Company incurred a non-cash interest expense due to warrant modification of $219,773 when the inducement offer was accepted during the six months ended June 30, 2014.

On April 1, 2014, the Company issued 200,364 shares of its common stock for investor relations services valued at $30,000.

On April 3, 2014, the Company issued 297,618 shares of its common stock for legal services valued at $50,000.

Options

Option valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from an index of historical stock prices of comparable entities until sufficient data exists to estimate the volatility using the Company’s own historical stock prices. Management determined this assumption to be a more accurate indicator of value. The Company accounts for the expected life of options based on the contractual life of options for non-employees. For employees, the Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.  The fair value of stock-based payment awards during the six months ended June 30, 2014 was estimated using the Black-Scholes pricing model.

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

The Company estimated forfeitures related to option grants at a weighted average annual rate of  0% per year, as the Company does not yet have adequate historical data, for options granted during the three and six months ended June 30, 2014 and 2013.

The following assumptions were used in determining the fair value of employee and vesting non-employee options during the three and six months ended June 30, 2014 and 2013:

	June 30, 2014	June 30, 2013
Risk-free interest rate	2.13%-2.73%	0.25%-0.86%
Dividend yield	0%	0%
Stock price volatility	77.6%-79.2%	35.3%-117.8%
Expected life	8-10 years	2 -5.75 years
Weighted average grant date fair value	$0.11	$0.21

BLUE CALYPSO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(unaudited)

On March 14, 2014, the Compensation Committee of the Board of Directors approved an equity bonus for the Company’s Chief Executive Officer consisting of stock options with a fair value of $800,000. The total bonus awarded was $1,140,000 of which $85,000 was paid in cash and $1,055,000 was granted in stock options valued using the Black Scholes model (see Note 6).  Accordingly, the Company granted options to purchase 9,232,745 shares of common stock to the Chief Executive Officer effective March 14, 2014 exercisable at $0.14 per share for ten years, vesting over a term of three years.

In April 2014, the Company awarded an aggregate of 1,730,000 of stock options to certain employees and one contractor.  The stock options have exercise prices from $0.12 to $0.13 per share, will vest over a three year period, and have an approximate fair value of $170,000 using the Black Scholes model.

In May 2014, the Company awarded an aggregate of 1,250,000 of stock options to the Company’s Board of Directors.  The stock options have exercise price of $0.10 per share, will vest over a three year period, and have an approximate fair value of $101,000 using the Black Scholes model.

In June 2014, the Company awarded an aggregate of 100,000 of stock options to certain employees.  The stock options have exercise price of $0.11 per share, will vest over a three-year period, and have an approximate fair value of $9,000 using the Black Scholes model.

The following table summarizes the stock option activity for the six months ended June 30, 2014:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	13,877,573	$0.19	8.4	-
Grants	12,312,745	$0. 13	10.0	-
Exercised	(320,000)	$0.07
Outstanding at June 30, 2014	25,870,318	$0.17	8.9	$38,372

Vested and expected to vest at June 30, 2014	25,870,318	$0.17	8.9	$38,372
Exercisable at June 30, 2014	10,052,723	$0.16	8.1	$38,028

The following table presents information related to employee stock options at June 30, 2014:

Options Outstanding		Options Exercisable
		Weighted Average Remaining Life In Years
			Exercisable Number of Options
Exercise Price	Number of Options

$0.00-0.10	7,979,043	8.2	6,833,210
0.11-0.25	16,621,275	9.4	2,196,179
0.26-0.50	750,000	7.9	750,000
0.51 – 0.90	520,000	8.1	273,334

BLUE CALYPSO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(unaudited)

As of June 30, 2014, stock-based compensation of $1,522,916 remains unamortized and is expected to be amortized over the weighted average remaining period of 2 to 3 years.

On April 9, 2014, 320,000 options were exercised at $0.0679 per share for cash proceeds of  $21,728.

The stock-based compensation expense related to option grants was $157,828 and $233,545 during the three and six months ended June 30, 2014, respectively, and $41,506 and $78,228 during the three and six months ended June 30, 2013, respectively.

Restricted Stock

The following table summarizes the restricted stock activity for the six months ended June 30, 2014:

Restricted shares issued as of January 1, 2014	13,456,667
Granted	-
Forfeited	-
Total Restricted Shares Issued at June 30, 2014	13,456,667
Vested at June 30, 2014	(9,014,514)
Unvested restricted shares as of June 30, 2014	4,442,153

Stock based compensation expense related to restricted stock grants was $438,010 and $876,020 for the three and six months ended June 30, 2014, respectively; and $436,194 and $929,888 during the three and six months ended June 30, 2013, respectively. As of June 30, 2014, the stock-based compensation relating to restricted stock of $1,599,381 remains unamortized and is expected to be amortized over the remaining period of approximately 1 year.

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company, all of which were exercisable, at June 30, 2014:

Exercise Price	Number Outstanding
		Expiration Date
$0.05	11,045,654	March 2017 to Aril 2018
$0.50	487,235	November 2014 to December 2014
$0.75	471,700	July 2014
	12,004,589

BLUE CALYPSO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(unaudited)

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	32,495,753	$0.08	3.4	-
Issued	-			-
Exercised	(20,491,164)	$0.05
Forfeitures or expirations	-
Outstanding at June 30, 2014	12,004,589	$0.10	2.5	$555,596

Outstanding at June 30, 2014	12,004,589	$0.10	2.5	$555,596
Exercisable at June 30, 2014	12,004,589	$0.10	2.5	$555,596

 NOTE 5 – COMMITMENTS AND CONTINGENCIES

Litigation

On July 31, 2012, the Company filed suit against Groupon, Inc. (“Groupon”) in the Eastern District of Texas in Civil Action, alleging infringement on certain Patents. Between July 19, 2013 and October 3, 2013, Groupon filed petitions with the Patent Trial & Appeals Board (“PTAB”) requesting institution of Covered Business Method Review of all asserted claims. On December 19, 2013 and January 17, 2014, the PTAB issued decisions instituting review on all but four of the asserted claims. On January 14, 2014, the Company and all defendants filed a joint motion to stay the district court litigation. The Court granted the motion and stayed the case on January 16, 2014 pending a decision by the PTAB. Trial on the Covered Business Method Reviews at the PTAB is set for September 5, 2014. On February 3, 2014, Groupon filed a petition to the U.S. Court of Appeals for the Federal Circuit for mandamus on the district court's denial of its motion to transfer.  On April 23, 2014, the Federal Circuit denied Groupon, Inc.’s bid to transfer our suit from Texas to Illinois, finding that the lower court judge correctly denied Groupon, Inc.’s earlier transfer request.

As part of the Company's settlement with Living Social, the Company's attorney is entitled to additional compensation for the value of certain non-monetary arrangements. As of June 30, 2014, the payment of such compensation is not probable or measurable.

In the normal course of business the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Legal fees for such matters are expensed as incurred and we accrue for adverse outcomes as they become probable and estimable.

NOTE 6 – SUBSEQUENT EVENTS

In July 2014, the Company issued 1,090,487 shares of common stock to the Company’s Chief Executive Officer, the vested portion of previously issued restricted stock units.  See Note 4 above.

In July 2014, the Company issued at aggregate of 230,887 shares of common stock to consultants for services rendered at a value of $30,000.

BLUE CALYPSO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(unaudited)

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

Business Overview

We develop and deliver advocacy marketing and analytics solutions and services for the business-to-consumer (B2C) marketplace leveraging mobile, social media, gamification and our intellectual property portfolio. We have developed a patented technology platform that enables brands to leverage customer and employee relationships to increase brand loyalty, syndicate brand content, improve the path-to-purchase and drive revenue. We generate revenue from service and consulting fees, platform usage and licensing and/or enforcement of such patented technologies.  Our intellectual property portfolio consists of five issued patents and eight pending patent applications that cover methods and systems for communicating advertisements and electronic offers between mobile and desktop communication devices. All of the patents and patent applications that cover the core of our business, i.e., a “System and method for peer-to-peer advertising between mobile communication devices”, have been developed internally by our Founder and Chief Technology Officer, Andrew Levi, and our Director of Innovation, Bradley Bauer, and assigned to our wholly owned subsidiary, Blue Calypso, LLC. In September 2013, we acquired proprietary mobile gamification technology and subsequently applied for two additional patents based upon the enhancement and integration of this technology into our platform.

Our proprietary technology platform enables businesses to leverage word-of-mouth marketing and path-to-purchase engagement through the delivery of advertising campaigns, content and promotions across multiple social media and digital communication channels using multiple device types. Our technology facilitates the connection of brands to consumers and enables them to customize and share brand content across the most popular social media channels. Our platform then tracks performance and attribution, monitors engagement and includes robust, real-time analytics that provide acute insight regarding the adoption, interaction, performance and return on investment of our client’s promotions. Our technology is designed to help clients spread their marketing messages, acquire new customers, increase awareness and drive product sales. For example, campaigns facilitated through our platform can encourage consumers to learn more about our client’s products, watch promotional videos about particular products or click to buy products. Our platform can also assist in increasing “Likes” on Facebook, “Followers” on Twitter and encourage consumers to join our client’s email list, newsletter or blogs. All of this is accomplished by encouraging advocates of a company to interact, personalize and share messages with their friends via social media channels such as Facebook, Twitter, and LinkedIn as well as common peer-to-peer communication methods such as email and SMS/text messaging. Our clients are able to thank advocates for sharing, including offering incentives, coupons and other perks to consumer advocates who share the message. Our technology platform creates multiple opportunities for companies to interact with their most vocal brand advocates (influencers) and reward them for their loyalty.

Over the last five years, the world has seen social media, mobile technologies and digital advertising evolve dramatically and actually converge. Through this technological evolution, a sociological shift has occurred in how influential digital media can be when promoted within one’s social circles, “friend-to-friend.” We believe that people will actively endorse products with which they have a strong emotional connection or brand loyalty. When they do, these endorsements reach groups of like-minded individuals, as people generally associate with others of like mind. Social communities such as Facebook, Twitter, LinkedIn, Google+ and various blogs incorporate and build on this common idea. Our platform goes a step further, leveraging mobile and social technologies and rewarding the advocates for their loyalty and performance. We believe that we have created a platform that allows large companies to leverage their own social media networks, disseminating content to their millions of advocates through email addresses, Facebook fans, Twitter followers, etc. These social media channels and mobile delivery capabilities have created a significant opportunity for companies to leverage their marketing assets by having their “fans” tell their friends about a company or product thus increasing adoption/conversion, reducing their media expenses and increasing their return on investment.

Through mobile and social media, everyone has their own unique and meaningful audience. According to Facebook, the average user has 130 friends; Twitter states the average user has 300 followers; and on average an individual has 25 unique frequent contacts they communicate with weekly via email, text messages or mobile calls. Active participation in LinkedIn, Google+, Tumblr and/or a personal blog can significantly extend one’s direct social reach significantly. With our platform, advertiser content is not bound by any single app, social media community, website, carrier or device. Once the message is shared by an advocate, it can be accessed via texts, Twitter “tweets”, LinkedIn or Facebook “posts.” As a result, our individual advocates have the capability to immediately reach hundreds or even thousands of people through their direct personal and digital social relationships.

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

None.

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

The Company also has revenue from information technology consulting services. Revenue is recognized in the periods that satisfactory performance of services is delivered to customers. Revenue is recognized when persuasive evidence of an arrangement exists, delivery of the service has occurred, all obligations have been performed pursuant to the terms of the agreement, the sales price is fixed or determinable, and collectability is reasonably assured.   In cases where performance of customer contracts occurs over multiple reporting periods, the Company recognizes revenue and cost of revenue on a percentage of completion basis.

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

Impairment of Long-Lived Assets

The Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value. No impairment was deemed to exist as of June 30, 2014. The Company re-evaluates its amortizable intangibles at least quarterly to identify any triggering events.  As described above, if triggering events require us to undertake an impairment review in the future, it is not possible at this time to determine whether it would be necessary to record a charge or if such charge would be material.

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

Results of Operations

Comparison of Three Months Ended June 30, 2014 and 2013

Results of Operations

Net Loss.  For the three months ended June 30, 2014, we had a net loss of $1,453,252, as compared to a net loss of $8,421,828 for the three months ended June 30, 2013. The decrease in net loss resulted primarily from a number of one-time charges in the comparable period in the prior year, specifically;  1) loss on settlement of debt expense of $5,459,582;   2) a one-time interest cost on warrant term modification of $1,027,381; and  3) loss relative to the change in the fair value of derivative liabilities of $656,589.

Revenue.   Revenue for the three months ended June 30, 2014 was $122,032, as compared to $5,000 in revenues for the same period in 2013.  The majority of the revenue in current year was derived from our Blue Calypso Labs group.

Cost of Revenue.  Our cost of revenue was $71,046 for the three months ended June 30, 2014, as compared to $2,503 for the same period in 2013. Cost of revenue for the three months ended June 30, 2014 was primarily comprised of costs related to internal IT professional staff members assigned to the Blue Calypso Labs group.

Sales and Marketing.  For the three months ended June 30, 2014, sales and marketing expenses decreased by $59,867 to $144,949 as compared to the same period in 2013. Sales and marketing expenses decreased as the Company reduced senior sales executives from two in the prior year to one in the current year.

General and Administrative.  For the three months ended June 30, 2014, general and administrative expenses were $1,178,874 as compared to $915,554 for the three months ended June 30, 2013.  This was primarily due to stock compensation associated with certain vested stock incentives and icnreased legal services during the three months ended June 30, 2014.

Depreciation and Amortization.  Depreciation and amortization expenses relate primarily to the amortization of capitalized software development.  Depreciation and amortization expenses were $168,191 for the six months ended June 30, 2014 as compared to $136,656 for the six months ended June 30, 2013, representing an increase of $31,535 which was due primarily to an increase due to additional capitalized software during the period. For the three months ended June 30, 2014, we incurred $54,449 of capitalized software development costs associated with improvements to our commercial platform. This compares to $34,546 of capitalized software development costs for the quarter ended June 30, 2013.  The Company continues to invest in the ongoing improvements to its core social media platform.

Change in fair value of derivative liabilities.  We issued warrants and convertible debt that contain certain reset provisions in connection with financing and debt settlements.  As such, we are required to record these reset provisions as a liability and mark them to market each reporting period.  For the three months ended June 30, 2014, we recorded a gain of $487 in change in the fair value of these reset provisions versus a loss for the three months ended June 30, 2013 of $656,589.  As of June 30, 2014 there no longer is a liability associated with derivative liabilities as the underlying securities have been converted to common stock and are no longer outstanding.

Interest Expense.  Interest expense was $96,126 for the three months ended June 30, 2014 as compared to $1,089,725 for the three months ended June 30, 2013.  The primary decrease in interest cost was from a one-time interest cost on warrant term modification of $1,027,381 charged to prior period interest.

Loss on settlement of debt – During the three months ended June 30, 2013, we modified the terms of a convertible debenture in the aggregate principal amount of $515,000 and accrued interest aggregating $30,948.  In connection with the settlement, the Company incurred a loss on settlement of debt of $5,459,582 during the three months ended June 30, 2013.

Comparison of Six Months Ended June 30, 2014 and 2013

Results of Operations

Net Loss.  For the six months ended June 30, 2014, we had net loss of $3,198,613 as compared to a net loss of $1,623,935 in the six months ended June 30, 2013. The largest contributors to the increase in the net loss was a reduction in a net gain on the change of derivative liabilities of $7,559,629 that was offset by  a reduction in the loss on settlement of debt of $5,459,582.  In addition, there was a reduction in interest expense of $811,830 as the prior year period included a one-time interest cost on the warrant term modification of $1,027,381.

Revenue.   Revenue for the six months ended June 30, 2014 was $286,247, as compared to $15,000 in revenues for the same period in 2013. The majority of the revenue in current year was derived from our Blue Calypso Labs group.

Cost of Revenue.  Our cost of revenue was $144,793 for the six months ended June 30, 2014, as compared to $6,826 for the same period in 2013. Cost of revenue for the six months ended June 30, 2013 was primarily comprised of internal IT professional staff members assigned to the Blue Calypso Labs group.

Sales and Marketing. For the six months ended June 30, 2014, sales and marketing expenses decreased by $22,306 to $308,466 as compared to the same period in 2013.   Sales and marketing expenses were lower in 2014 as the Company reduced senior sales executives from two in the prior year to one in the current year.

General and Administrative.  For the six months ended June 30, 2014, general and administrative expenses increased by $412,542 to $2,251,250 as compared to the six months ended June 30, 2013. This was primarily associated with stock compensation associated with certain vested stock incentives during the six months ended June 30, 2014.

Depreciation and Amortization. Depreciation and amortization expenses relate primarily to the amortization of capitalized software development.  Depreciation and amortization expenses were $168,191 for the six months ended June 30, 2014 as compared to $136,656 for the six months ended June 30, 2013, representing an increase of $31,535 which was due primarily to an increase in capitalized software development costs during the period.

Change in fair value of derivative liabilities. In prior periods, we issued warrants and convertible notes that contain certain reset provisions in connection with financing and debt settlements.  As such, we are required to record these reset provisions as a liability and mark them to market each reporting period.  For the six months ended June 30, 2014, we recorded a gain of $2,030 in change in the fair value of these reset provisions versus a gain for the six months ended June 30, 2013 of $7,559,629.  As of June 30, 2014 there is no longer a liability associated with derivative liabilities as the underlying securities have been converted to common stock and are no longer outstanding.

 Interest Expense.  Interest expense was $614,190 for the six months ended June 30, 2014 as compared to $1,426,020 for the six months ended June 30, 2013.  The primary decrease in interest cost was from a one-time interest cost on warrant term modification of $1,027,381 charged in the prior period interest.

Loss on settlement of debt – During the six months ended June 30, 2014, we modified the terms of 8% Senior Secured Convertible Debentures aggregating $515,000 and accrued interest aggregating $30,948.  In connection with the modification, the Company incurred a loss on settlement of debt of $5,459,582 during the six months ended June 30, 2014.

Cash Flows

Net cash used in operating activities during the six months ended June 30, 2014 was $1,249,977 as compared to $1,238,980 for the six months ended June 30, 2013. Cash used in operations for the six months ended June 30, 2014 was comprised of a net loss of $3,198,613 offset primarily by certain non-cash items:  1) interest cost on warrant term modification of $460,949; 2) stock based compensation expenses of $1,109,565; and, 3) depreciation and amortization of $168,191.

Net cash used in investing activities during the six months ended June 30, 2014 was $63,434, as compared to $92,695 for the six months ended June 30, 2013. This decrease was attributable to reduced expenditures on the development of our software.

During the six months ended June 30, 2014, net cash provided by financing was $1,046,286, as compared to $2,537,500 for the same period in 2013.  During the six months ended June 30, 2014, the Company received $1,024,558 in cash proceeds from the exercise of warrants and $21,728 from the exercise of stock options.  During the six months ended June 30, 2013, net cash of $2,537,500 was provided from issuance of convertible debentures.

Off Balance Sheet Arrangements

None

Liquidity and Capital Resources

As of June 30, 2014, the Company had cash and cash equivalents of $1,027,757 and working capital of $474,783.  During the six months ended June 30, 2014, the Company used net cash in operating activities of $1,249,977.  The Company has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the six months ended June 30, 2014, the Company received $1,024,558 in cash proceeds from the exercise of warrants and $21,728 from the exercise of stock options.  The Company believes that its current cash on hand will be sufficient to fund its projected operating requirements into the fourth quarter of 2014.

The Company's primary source of operating funds since inception has been cash proceeds from the sale of equity and debt securities and the exercise of warrants.  The Company intends to raise additional capital through private placement of equity and/or debt securities, but there can be no assurance that these funds will be available on terms acceptable to the Company, or will be sufficient to enable the Company to execute on its business plan or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

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

During the six months ended June 30, 2014, additional remedial actions have been implemented to address this weakness.  We have devoted significant effort and resources to remediation and improvement of our internal control over financial reporting. While we had processes in place to identify and apply developments in accounting standards, we enhanced these processes to better evaluate our research of the nuances of complex accounting standards and engaged a third party financial reporting consultant to assist the Company in its financial reporting compliance in the latter part of 2013. Our third party consultant is a technical accounting professional, who assists us in the interpretation and application of new and complex accounting guidance. Management will continue to review and make necessary changes to the overall design of our internal control environment.

Our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (the principal executive and principal financial officer, respectively) evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  Management believes that the controls implemented during the period are sufficient and have concluded that such controls have been in place for a sufficient period of time in order to conclude that the identified material weakness described above have been fully remediated.  Therefore, based on this evaluation, the Chief Executive Officer and Chief Financial Officer (the principal executive and principal financial officer, respectively) have concluded that as of June 30, 2014, our disclosure controls were effective.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting during the three months ended June 30, 2014  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Not required

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In April 2014, the Company awarded an aggregate of 1,730,000 of stock options to certain employees and one contractor.  The stock options have exercise prices from $0.12 to $0.13 per share, vest over a three year period, and have an approximate fair value of $170,000 using the Black Scholes model.

In May 2014, the Company awarded an aggregate of 1,250,000 of stock options to the Company’s Board of Directors.  The stock options have exercise price of $0.10 per share, vest over a three year period, and have an approximate fair value of $101,000 using the Black Scholes model.

In June 2014, the Company awarded an aggregate of 100,000 of stock options to certain employees.  The stock options have exercise price of $0.11 per share, vest over a three year period, and have an approximate fair value of $9,000 using the Black Scholes model.

The foregoing securities were issued to a limited number of accredited investors, without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act. The securities may not be transferred or sold absent registration under the Securities Act or the availability of an applicable exemption therefrom.

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
10.31

Amendment No. 1 to 10% Convertible Debenture between Blue Calypso, Inc. and the Holder dated September 13, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2013).

10.32

Amendment No. 3 to Common Stock Purchase Warrants between the Company and the Holder dated September 13, 2013 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2013).

10.33

Amendment No. 2 to Common Stock Purchase Warrant between the Company and the Holder dated September 13, 2013 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2013).

10.34	Securities Purchase Agreement dated October 7, 2013 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2013).
10.35

Amendment No. 4 to Common Stock Purchase Warrants between the Company and the Holder dated January 9, 2014 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2014).

10.36

Amendment No. 3 to Common Stock Purchase Warrant between the Company and the Holder dated January 9, 2014 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2014).

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

BLUE CALYPSO, INC.

Date:	August 13, 2014	By:	/s/ David S. Polster
		Name:	David S. Polster
		Title:	Chief Financial Officer