Form 10-Q
period 2014-09-30
BLUE CALYPSO, INC.
filed 2014-11-12
CIK 1399587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

As of November 5, 2014, there were 227,643,460 shares of registrant’s common stock outstanding.

BLUE CALYPSO, INC.

INDEX

PART I.	FINANCIAL INFORMATION

	ITEM 1.	Financial Statements

		Condensed consolidated balance sheets as of September 30, 2014 (unaudited) and December 31, 2013	3

		Condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 (unaudited)	4

		Condensed consolidated statement of stockholders’ equity for the nine months ended September 30, 2014 (unaudited)	5

		Condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013 (unaudited)	6

		Notes to condensed consolidated financial statements (unaudited)	7-14

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-22

	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	22

	ITEM 4.	Controls and Procedures	22-23

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	23-24

	ITEM 1A.	Risk Factors	24

	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

	ITEM 3.	Defaults Upon Senior Securities	24

	ITEM 4.	Mine Safety Disclosures	24

	ITEM 5.	Other Information	24

	ITEM 6. Exhibits		25-28

	SIGNATURES		29

PART I –  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLUE CALYPSO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash	$1,603,782	$1,294,882
Accounts receivable	264,472	64,300
Prepaid expenses	74,762	57,371
Total current assets	1,943,016	1,416,553

Property and equipment, net	7,563	10,009

Other assets:
Capitalized software development costs, net of accumulated amortization of $898,716 and $647,247 as of September 30, 2014 and December 31, 2013, respectively	827,158	984,674

Total assets	$2,777,737	$2,411,236

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$46,283	$161,225
Accrued expenses	65,685	4,878
Deferred revenue	1,100	-
Convertible notes payable, net of discount of $35,067 and $207,589 as of September 30, 2014 and December 31, 2013, respectively	564,933	242,411
Warrant liability	-	2,030
Total current liabilities	678,001	410,544

Long term debt:
Convertible notes payable, net of discount of $15,830 as of December 31, 2013	-	134,170
Total liabilities	678,001	544,714

Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized: Series A convertible preferred stock, $0.0001 par value; 1,700,000 shares designated; 750,068 shares issued and outstanding	75	75
Common stock, $0.0001 par value; 680,000,000 shares authorized, 227,643,460 and 188,237,262 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	22,765	18,824
Additional paid in capital	30,991,695	26,279,393
Accumulated deficit	(28,914,799)	(24,431,770)
Total stockholders' equity	2,099,736	1,866,522

Total liabilities and stockholders' equity	$2,777,737	$2,411,236

See the accompanying notes to these unaudited condensed consolidated financial statements

BLUE CALYPSO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
REVENUE	$310,360	$235,483	$596,607	$250,483
Cost of revenue	186,953	153,989	331,746	160,815
Gross profit	123,407	81,494	264,861	89,668

OPERATING EXPENSES:
Sales and marketing	111,313	192,350	419,779	523,122
General and administrative	1,131,804	1,346,477	3,383,054	3,185,185
Depreciation and amortization	86,904	81,990	255,095	218,646
Total operating expenses	1,330,021	1,620,817	4,057,928	3,926,953

Loss from operations	(1,206,614)	(1,539,323)	(3,793,067)	(3,837,285)

Other income (expense):
Change in fair value of derivative liabilities	-	66,492	2,030	7,626,121
Loss on settlement of debt	-	-	-	(5,459,582)
Interest expense	(77,802)	(151,672)	(691,992)	(1,577,692)
Total other (expense) income	(77,802)	(85,180)	(689,962)	588,847

NET LOSS	$(1,284,416)	$(1,624,503)	$(4,483,029)	$(3,248,438)

Net loss per common share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average common shares outstanding, basic and diluted	217,121,524	151,019,307	209,322,621	137,142,426

See the accompanying notes to these unaudited condensed consolidated financial statements

BLUE CALYPSO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2014
(unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid in		Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2014	750,068	$75	188,237,262	$18,824	$26,279,393	$(24,431,770)	$1,866,522
Shares issued in connection with exercise of warrants	-	-	20,491,164	2,049	1,022,509	-	1,024,558
Shares issued for services rendered	-	-	1,073,573	108	149,892	-	150,000
Shares issued in connection with exercise of options	-	-	320,000	32	21,696	-	21,728
Sale of common stock associated with private transaction	-	-	14,250,000	1,425	1,328,575		1,330,000
Loss on warrant modification	-	-	-	-	460,949	-	460,949
Stock based compensation	-	-	3,271,461	327	1,728,681	-	1,729,008
Net loss	-	-	-	-	-	(4,483,029)	(4,483,029)
Balance, September 30, 2014	750,068	$75	227,643,460	$22,765	$30,991,695	$(28,914,799)	$2,099,736

See the accompanying notes to these unaudited condensed consolidated financial statements

BLUE CALYPSO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,483,029)	$(3,248,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	255,095	218,646
Amortization of debt discounts	188,352	388,682
Amortization of deferred financing costs	-	46,579
Non-cash interest from warrant modification	460,949	1,027,371
Non -cash loss on settlement of notes payable	-	5,459,582
Change in fair value of derivative liabilities	(2,030)	(7,626,121)
Stock based compensation	1,729,008	1,893,469
Common stock issued for services rendered	150,000	-
Changes in operating assets and liabilities:
Accounts receivable	(200,172)	27,268
Prepaid expenses	(17,391)	(104,973)
Accounts payable	(114,942)	187,692
Accrued liabilities	60,807	(129,697)
Deferred income	1,100	(10,000)
Net cash used in operating activities	(1,972,253)	(1,869,940)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(1,180)	-
Software development costs	(93,953)	(166,273)
Net cash used in investing activities	(95,133)	(166,273)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	1,330,000	-
Proceeds from notes payable	-	2,600,000
Fees paid to third party in connection with notes payable issuance	-	(62,500)
Proceeds from exercise of options	21,728	-
Proceeds from exercise of warrants	1,024,558	-
Net cash provided by financing activities	2,376,286	2,537,500

Net increase in cash	308,900	501,287

Cash at beginning of period	1,294,882	218,798
Cash at end of period	$1,603,782	$720,085

SUPPLEMENTAL INFORMATION
Cash paid for interest	$27,500	$63,510
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of notes payable and accounts payable-former affiliate to common stock	$-	$532,892
Acquisition of technology in exchange for issuance of common stock	$-	$150,000
Conversion of notes payable to common and preferred stock	$-	$515,000
Conversion of accrued interest on notes payable to common stock	$-	$59,579
Reclassification of derivative liability to equity	$-	$6,384,814
Reclassification of warrants as derivative liability	$-	$2,013,972

See the accompanying notes to these unaudited condensed consolidated financial statements

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the operating results for the full year ending December 31, 2014, or any other period.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2013 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on March 31, 2014.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of September 30, 2014, the Company had cash of $1,603,782 and working capital of $1,265,015. During the nine months ended September 30, 2014, the Company used net cash in operating activities of $1,972,253.  The Company has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the nine months ended September 30, 2014, the Company received $1,330,000, $1,024,558 and $21,728 in cash proceeds from the sale of common stock, exercise of warrants and options, respectively.  The Company believes that its current cash on hand will be sufficient to fund its projected operating requirements through the second quarter of 2015.

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

SEPTEMBER 30, 2014

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

As of September 30, 2014, two customers represented 59% and 26% of the Company’s accounts receivable. As of December 31, 2013, two customers represented 49% and 24% of the Company’s accounts receivable.

During the three months ended September 30, 2014, two customers represented 65% and 16% of total revenue as compared to two customers representing 53% and 42% of total revenue during the three months ended September 30, 2013.

During the nine months ended September 30, 2014, three customers represented 55%, 20% and 11% of total revenue as compared to two customers representing 50% and 39% of total revenue during the nine months ended September 30, 2013.

Net Loss per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share for the three and nine months ended September 30, 2014 and 2013 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

BLUE CALYPSO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(unaudited)

	September 30, 2014	September 30, 2013
Convertible notes payable	3,000,000	21,461,538
Series A convertible preferred stock	11,045,655	11,045,655
Options to purchase common stock	25,870,318	14,839,073
Warrants to purchase common stock	11,532,889	32,495,753
Restricted stock units	3,271,461	13,456,667
Totals	54,720,323	93,298,686

Recent Accounting Pronouncements

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect of the adoption of this standard and it is expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supercedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not yet determined the effect of the adoption of this standard and it is expected to have an immaterial impact on the Company’s condensed consolidated financial position and results of operations.

In August 2014, the FASB issued a new accounting standard which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on the condensed consolidated financial statements.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

BLUE CALYPSO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(unaudited)

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

On January 10, 2014, holders of such warrants exercised an aggregate of 11,200,000 warrants to purchase common stock at the reduced exercise price per share of $0.05 resulting in $560,000 in cash proceeds.   In connection with the warrant exercise, the Company incurred a non-cash interest expense due to warrant modification of $241,176 when the inducement offer was accepted during the nine months ended September 30, 2014.

On March 10, 2014, aggregate of 9,291,174 of such warrants were exercised resulting in $464,558 in cash proceeds. The Company issued such shares to the holder in April 2014. In connection with the warrant exercise, the Company incurred a non-cash interest expense due to warrant modification of $219,773 when the inducement offer was accepted during the nine months ended September 30, 2014.

On April 1, 2014, the Company issued 200,364 shares of its common stock as consideration for investor relations services valued at $30,000.

On April 3, 2014, the Company issued 297,618 shares of its common stock as consideration for legal services valued at $50,000.

On July 8, 2014, the Company issued 230,887 shares of its common stock as consideration for investor relations services valued at $30,000.

On August 18, 2014, pursuant to a securities purchase agreement, the Company sold an aggregate of 14,250,000 shares of its common stock for net proceeds, after commissions and other costs, of $1,330,000.

On September 30, 2014, the Company issued 344,704 shares of its common stock as consideration for investor relations services valued at $40,000.

BLUE CALYPSO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(unaudited)

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

The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.  The fair value of stock-based payment awards during the three and nine months ended September 30, 2014 was estimated using the Black-Scholes pricing model.

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

The Company estimated forfeitures related to option grants at a weighted average annual rate of  0% per year, as the Company does not yet have adequate historical data, for options granted during the three and nine months ended September 30, 2014 and 2013.

The following assumptions were used in determining the fair value of employee and vesting non-employee options during the three and nine months ended September 30, 2014 and 2013:

	September 30, 2014	September 30, 2013
Risk-free interest rate	2.13% - 2.73%	0.64% - 1.39%
Dividend yield	0%	0%
Stock price volatility	76.31% - 79.2%	75.0% - 87.0%
Expected life	6 - 10 years	6 years
Weighted average grant date fair value	$0.11	$0.23

On March 14, 2014, the Compensation Committee of the Board of Directors approved an equity bonus for the Company’s Co-Chief Executive Officer, Bill Ogle, consisting of stock options with a fair value of $800,000. The total bonus awarded was $1,140,000 of which $85,000 was paid in cash and $1,055,000 was granted in stock options valued using the Black Scholes model.  Accordingly, the Company granted options to purchase 9,232,745 shares of common stock to Mr. Ogle effective March 14, 2014 exercisable at $0.14 per share for ten years, vesting over a term of three years. Subsequent to issuance and pursuant to a standstill agreement entered into on September 26, 2014 with a significant stockholder, Mr. Ogle agreed to return and cancel 750,000 of the previously granted March 2014 options and purchase $85,000 in the Company’s common stock within 12 months following the date of the agreement, with $15,000 being purchased by December 15, 2014.  In conjunction with the standstill agreement, Mr. Ogle and the Co-Chief Executive Officer and Chief Technology Officer Andrew Levi agreed to a fifty percent reduction in their annual base salary for a period of twelve months following the date of the agreement.

BLUE CALYPSO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(unaudited)

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

In May 2014, the Company awarded an aggregate of 1,250,000 of stock options to members of the Company’s Board of Directors.  The stock options have exercise price of $0.10 per share, will vest over a three year period, and have an approximate fair value of $101,000 using the Black Scholes model.

In June 2014, the Company awarded an aggregate of 100,000 of stock options to certain employees.  The stock options have exercise price of $0.11 per share, will vest over a three-year period, and have an approximate fair value of $9,000 using the Black Scholes model.

The following table summarizes the stock option activity for the nine months ended September 30, 2014:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate IntrinsicValue
Outstanding at January 1, 2014	13,877,573	$0.19	8.4
Grants	12,312,745	$0.13	10.0
Exercised	(320,000)	$0.07
Outstanding at September 30, 2014	25,870,318	$0.17	8.6	$147,277

Exercisable at September 30, 2014	10,661,889	$0.16	7.7	$132,506

The following table presents information related to employee stock options at September 30, 2014:

Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$0.00-0.10	7,979,043	7.9	6,937,377
0.11-0.25	16,621,275	9.1	2,677,845
0.26-0.50	750,000	7.7	750,000
0.51 – 0.90	520,000	5.5	296,667

As of September 30, 2014, stock-based compensation of $1,339,324 remains unamortized and is expected to be amortized over the weighted average remaining period of 2 to 3 years.

On August 15, 2014, the Company’s Board of Directors approved accelerating to fully vested previously granted options of the Company’s past Chief Financial Officer and to set an expiry date of August 15, 2017.

BLUE CALYPSO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(unaudited)

The stock-based compensation expense related to option grants was $180,525 and $414,070 during the three and nine months ended September 30, 2014, respectively, and $312,666 and $390,894 during the three and nine months ended September 30, 2013, respectively.

Restricted Stock

The following table summarizes the restricted stock activity for the nine months ended September 30, 2014:

Restricted shares granted as of January 1, 2014	13,456,667
Granted	-
Forfeited	-
Total Restricted Shares Issued at September 30, 2014	13,456,667
Vested at September 30, 2014	(10,185,206)
Unvested restricted shares as of September 30, 2014	3,271,461

As of September 30, 2014, 10,185,206 restricted shares have been vested and there are 3,271,461 unvested restricted shares.

Stock based compensation expense related to restricted stock grants was $438,918 and $1,314,938 for the three and nine months ended September 30, 2014, respectively; and $470,436 and $1,342,824 during the three and nine months ended September 30, 2013, respectively. As of September 30, 2014, the stock-based compensation relating to restricted stock of $1,163,186 remains unamortized and is expected to be amortized over the remaining period of approximately nine months.

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company, all of which were exercisable, at September 30, 2014:

Exercise Price	Number Outstanding	Expiration Date
$0.05	11,045,654	August 2016
$0.50	487,235	November 2014 to December 2014
	11,532,889

BLUE CALYPSO, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(unaudited)

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate IntrinsicValue
Outstanding at January 1, 2014	32,495,753	$0.08	3.4
Issued	-
Exercised	(20,491,164)	$0.05
Forfeitures or expirations	(471,700)	$0.75
Outstanding at September 30, 2014	11,532,889	$0.07	1.8	$705,817

Exercisable at September 30, 2014	11,532,889	$0.07	1.8	$705,817

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Litigation

On July 31, 2012, the Company filed suit against Groupon, Inc. (“Groupon”) in the Eastern District of Texas in Civil Action, alleging infringement on certain Patents. Between July 19, 2013 and October 3, 2013, Groupon filed petitions with the Patent Trial & Appeals Board (“PTAB”) requesting institution of Covered Business Method Review of all asserted claims. On December 19, 2013 and January 17, 2014, the PTAB issued decisions instituting review on all but four of the asserted claims. On January 14, 2014, the Company and all defendants filed a joint motion to stay the district court litigation. The Court granted the motion and stayed the case on January 16, 2014 pending a decision by the PTAB. Oral Hearings on the Covered Business Method Reviews at the PTAB occurred on September 5, 2014 and it is anticipated that a verdict will be issued on or before December 19, 2014. On February 3, 2014, Groupon filed a petition to the U.S. Court of Appeals for the Federal Circuit for mandamus on the district court's denial of its motion to transfer.  On April 23, 2014, the Federal Circuit denied Groupon, Inc.’s bid to transfer our suit from Texas to Illinois, finding that the lower court judge correctly denied Groupon, Inc.’s earlier transfer request.

As part of the Company's settlement with Living Social, the Company's attorney is entitled to additional compensation for the value of certain non-monetary arrangements. As of September 30, 2014, the payment of such compensation is not probable or measurable.

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Legal fees for such matters are expensed as incurred and we accrue for adverse outcomes as they become probable and estimable.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:

•	our ability to raise additional capital;
•	minimal operating history or revenue;
•	our ability to attract and retain qualified personnel;
•	market acceptance of our platform;
•	our limited experience in a relatively new industry;
•	regulatory and competitive developments;
•	intense competition with larger companies;
•	general economic conditions
•	failure to adequately protect our intellectual property;
•	technological obsolescence of our products and services;
•	technical problems with our products and services;
•	loss or retirement of key executives, and
•	other factors set forth under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing.  Except as required by law, we assume no duty to update or revise our forward-looking statements.

Business Overview

We develop and deliver advocacy marketing and analytics solutions and services for the business-to-consumer (B2C) marketplace leveraging mobile, social media, gamification and our intellectual property portfolio. We have developed a patented technology platform that enables brands to leverage customer and employee relationships to increase brand loyalty, syndicate brand content, improve the path-to-purchase and drive revenue. We generate revenue from service and consulting fees, platform usage and licensing and/or enforcement of our patented technologies.  Our intellectual property portfolio consists of five issued patents and eight pending patent applications that cover methods and systems for communicating advertisements and electronic offers between mobile and desktop communication devices.

All of the patents and patent applications that cover the core of our business, i.e., a “System and method for peer-to-peer advertising between mobile communication devices”, have been developed internally by our Founder Co-CEO and CTO, Andrew Levi, and our Director of Innovation, Bradley Bauer, and assigned to our wholly owned subsidiary, Blue Calypso, LLC. In September 2013, we acquired proprietary mobile gamification technology and subsequently applied for two additional patents based upon the enhancement and integration of this technology into our platform.

Our proprietary technology platform enables businesses to leverage word-of-mouth marketing and path-to-purchase engagement through the delivery of advertising campaigns, content and promotions across multiple social communities and digital communication channels using multiple device types. Our technology facilitates the connection of brands to consumers and enables them to customize and share brand content across the most popular social media channels. Our platform then tracks performance and attribution, monitors engagement and includes robust, real-time analytics that provide acute insight regarding the adoption, interaction, performance and return on investment of our client’s promotions. Our technology is designed to help clients spread their marketing messages, acquire new customers, increase awareness and drive product sales. For example, campaigns facilitated through our platform can encourage consumers to learn more about our client’s products, watch promotional videos about particular products or click to buy products. Our platform can also assist in increasing “Likes” on Facebook, “Followers” on Twitter and encourage consumers to join our client’s email list, newsletter loyalty program or blogs. All of this is accomplished by encouraging advocates of a company to interact, personalize and share messages with their friends via social media channels such as Facebook, Twitter, and LinkedIn as well as common peer-to-peer communication methods such as email and SMS/text messaging. Our clients are able to thank advocates for sharing, including offering incentives, coupons and other perks to consumer advocates who share the message. Our technology platform creates multiple opportunities for companies to interact with their most vocal brand advocates (influencers) through geographic and circumstantial targeting and reward them for their loyalty.

Over the last five years, the world has seen social media, mobile technologies and digital advertising evolve dramatically and actually converge. Through this technological evolution, a sociological shift has occurred in how influential digital media can be when promoted within one’s social circles, “friend-to-friend.” We believe that people will actively endorse products with which they have a strong emotional connection or brand loyalty. When they do, these endorsements reach groups of like-minded individuals, as people generally associate with others of like mind. Social communities such as Facebook, Twitter, LinkedIn, Google+ and various blogs incorporate and build on this common idea. Our platform goes a step further, leveraging mobile and social technologies and rewarding the advocates for their loyalty and performance. We believe that we have created a platform that allows large companies to leverage their own digital communities by disseminating content to their millions of advocates. Social media channels and mobile delivery capabilities have created a significant opportunity for companies to leverage their marketing assets by having their “fans” tell their friends about a company or product thus increasing adoption/conversion, reducing their media expenses and increasing their return on investment.

Through mobile and social media, everyone has their own unique and meaningful audience. According to Facebook, the average user has 130 friends; Twitter states the average user has 300 followers; and on average an individual has 25 unique frequent contacts they communicate with weekly via email, text messages or mobile calls. Active participation in LinkedIn, Google+, Tumblr and/or a personal blog can significantly extend one’s direct social reach. With our platform, advertiser content is not bound by any single app, social media community, website, carrier or device. Once the message is shared by an advocate, it can be accessed via texts, Twitter “tweets”, LinkedIn or Facebook “posts.” As a result, an individual advocate has the capability to immediately reach hundreds or even thousands of people through their direct personal and digital social relationships.

As a by-product of campaign delivery and recipient interaction, we deliver real-time analytics and business intelligence, which provide advertisers the ability to see how campaigns are deployed, where they are getting the most traction, and which are seeing the most conversion. The platform also allows advertisers to assess the conversational response and sentiment to their messages which enables them to adjust their campaigns based on performance.

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

In August 2014, the FASB issued a new accounting standard which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on its condensed consolidated financial statements.

Common stock issuances

On April 1, 2014, The Company issued 200,364 shares of its common stock for investor relations services valued at $30,000.

On April 3, 2014, the Company issued 297,618 shares of its common stock for legal services valued at $50,000.

On July 8, 2014, the Company issued 230,887 shares of common stock valued at $30,000 for investor relations services.

On August 18, 2014, pursuant to a securities purchase agreement, sold to accredited investors an aggregate of 14,250,000 shares of its common stock for net proceeds, after commissions and other costs, of $1,330,000.

On September 30, 2014, the Company issued 344,704 shares of its common stock for investor relations services valued at $40,000.

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

Between July 19, 2013 and October 3, 2013, Groupon filed petitions with the Patent Trial & Appeals Board (“PTAB”) requesting institution of Covered Business Method Review of all asserted claims. On December 19, 2013 and January 17, 2014, the PTAB issued decisions instituting review on all but four of the asserted claims. On January 14, 2014, the Company and all defendants filed a joint motion to stay the district court litigation. The Court granted the motion and stayed the case on January 16, 2014 pending a decision by the PTAB. Oral hearings on the Covered Business Method Reviews at the PTAB occurred on September 5, 2014.  A decision by the PTAB is expected no later than December 19, 2014. On February 3, 2014, Groupon filed a petition to the U.S. Court of Appeals for the Federal Circuit for mandamus on the district court's denial of its motion to transfer.  The Federal Circuit on April 23, 2014 denied Groupon Inc.'s bid to transfer our suit from Texas to Illinois, finding that the lower court judge correctly denied Groupon, Inc.’s earlier transfer request.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the recoverability and useful lives of long-lived assets, fair value of the Company’s stock, stock-based compensation, fair values related to warrant and other derivative liabilities, debt discounts and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

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

The amount of consideration received upon any settlement or judgment is allocated to each element of the settlement based on the fair value of each element. Elements related to licensing agreements, royalty revenues, net of contingent legal fees, are recognized as revenue in the condensed consolidated statement of operations. Elements that are not related to license agreements and royalty revenue in nature will be reflected as a separate line item within the other income section of the condensed consolidated statements of operations. Elements provided in either settlement agreements or judgments include: the value of a license, legal release, and interest. When settlements or judgments are achieved at discounts to the fair value of a license, the Company allocates the full settlement or judgment, excluding specifically named elements as mentioned above, to the value of the license agreement or royalty revenue under the residual method. Legal release as part of a settlement agreement is recognized as a separate line item in the condensed consolidated statements of operations when value can be allocated to the legal release. When the Company reaches a settlement with a defendant, no value is allocated to the legal release since the existence of a settlement removes legal standing to bring a claim of infringement and without a legal claim, the legal release has no economic value. The element that is applicable to interest income will be recorded as a separate line item in other income. The Company does not assume future performance obligations in its license arrangements.

The Company also has revenue from information technology consulting services. Revenue is recognized in the periods that satisfactory performance of services is delivered to customers. Revenue is recognized when persuasive evidence of an arrangement exists, delivery of the service has occurred, all obligations have been performed pursuant to the terms of the agreement, the sales price is fixed or determinable, and collectability is reasonably assured.   In cases where performance of customer contracts occurs over multiple reporting periods pursuant to a fixed fee, the Company recognizes revenue and cost of revenue on a percentage of completion basis.

Cost of Revenue

Cost of revenue includes technical service costs directly associated with initiating and supporting customer engagement, technical service costs directly associated with providing IT consulting and legal fees directly related to the settlement of intellectual property claims that result in licensing and royalty revenue.

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

Impairment of Long-Lived Assets

The Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value. No impairment was deemed to exist as of September 30, 2014. The Company re-evaluates its amortizable intangibles at least quarterly to identify any triggering events.  As described above, if triggering events require us to undertake an impairment review in the future, it is not possible at this time to determine whether it would be necessary to record a charge or if such charge would be material.

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

Results of Operations

Comparison of Three Months Ended September 30, 2014 and 2013

Results of Operations

Net Loss.  For the three months ended September 30, 2014, we had a net loss of $1,284,416, as compared to a net loss of $1,624,503 for the three months ended September 30, 2013. The decrease in net loss resulted primarily from a reduction in our general and administrative costs of $214,673 and interest expense of $73,870, net with a gain on change in fair value of derivative liabilities for the three months ended September 30, 2013 of $66,492.

Revenue.   Revenue for the three months ended September 30, 2014 was $310,360, as compared to $235,483 in revenues for the same period in 2013.  The majority of the revenue in current year was derived from our Blue Calypso Labs services.

Cost of Revenue.  Our cost of revenue was $186,953 for the three months ended September 30, 2014, as compared to $153,989 for the same period in 2013. Cost of revenue for the three months ended September 30, 2014 was primarily comprised of costs related to internal IT professional staff members assigned to the Blue Calypso Labs group.

Sales and Marketing.  For the three months ended September 30, 2014, sales and marketing expenses decreased by $81,037 to $111,313 as compared to the same period in 2013. Sales and marketing expenses decreased as the Company reduced senior sales executives from two in the prior year to one in the current year. Additionally, the remaining VP of Sales terminated his employment with the Company during the three months ended September 30, 2014.

General and Administrative.  For the three months ended September 30, 2014, general and administrative expenses were $1,131,804 as compared to $1,346,477 for the three months ended September 30, 2013.  This was primarily due to a reduction in stock based compensation associated with certain vested stock incentives during the three months ended September 30, 2014.

Depreciation and Amortization.  Depreciation and amortization expenses relate primarily to the amortization of capitalized software development.  Depreciation and amortization expenses were $86,904 for the three months ended September 30, 2014 as compared to $81,990 for the three months ended September 30, 2013, representing an increase of $4,914 which was due primarily to an increase due to additional capitalized software during the period. For the three months ended September 30, 2014, we incurred $30,519 of capitalized software development costs associated with improvements to our commercial platform. This compares to $29,617 of capitalized software development costs for the quarter ended September 30, 2013.  The Company continues to invest in the ongoing improvements to its core social media platform.

Change in fair value of derivative liabilities.  We issued warrants and convertible debt that contain certain reset provisions in connection with financing and debt settlements.  As such, we are required to record these reset provisions as a liability and mark them to market each reporting period.  For the three months ended September 30, 2014, these provisions had expired versus a gain for the three months ended September 30, 2013 of $66,492.  As of September 30, 2014 there no longer is a liability associated with derivative liabilities as the underlying securities have been converted to common stock and are no longer outstanding.

Interest Expense.  Interest expense was $77,802 for the three months ended September 30, 2014 as compared to $151,672 for the three months ended September 30, 2013. The primary decrease in interest cost was related to 1) our non-cash amortization of our debt discounts associated to our convertible debentures and 2) $75,000 of interest expense related to our aggregate $3.0 million in outstanding notes payable at 10% in 2013.  This note has since been retired.

Comparison of Nine Months Ended September 30, 2014 and 2013

Results of Operations

Net Loss.  For the nine months ended September 30, 2014, we had net loss of $4,483,029 as compared to a net loss of $3,248,438 in the nine months ended September 30, 2013. The largest contributors to the increase in the net loss was a reduction in a net gain on the change of derivative liabilities of $7,626,121 that was offset by a reduction in the loss on settlement of debt of $5,459,582.  In addition, there was a reduction in interest expense of $885,700 as the prior year period included a one-time interest cost on the warrant term modification of $1,027,371.

Revenue.   Revenue for the nine months ended September 30, 2014 was $596,607, as compared to $250,483 in revenues for the same period in 2013. The majority of the revenue in current year was derived from our Blue Calypso Labs services.

Cost of Revenue.  Our cost of revenue was $331,746 for the nine months ended September 30, 2014, as compared to $160,815 for the same period in 2013. Cost of revenue for the nine months ended September 30, 2013 was primarily comprised of internal IT professional staff members assigned to the Blue Calypso Labs services.

Sales and Marketing. For the nine months ended September 30, 2014, sales and marketing expenses decreased by $103,343 to $419,779 as compared to the same period in 2013.   Sales and marketing expenses were lower in 2014 as the Company reduced senior sales executives from two in the prior year to one in the current year.  Additionally, the remaining VP of Sales terminated his employment with the Company during the three months ended September 30, 2014.

General and Administrative.  For the nine months ended September 30, 2014, general and administrative expenses increased by $197,869 to $3,383,054 as compared to the nine months ended September 30, 2013. This was primarily associated with increased payroll costs associated with the Blue Calypso Labs team offset by a reduction in professional and legal fees.

Depreciation and Amortization. Depreciation and amortization expenses relate primarily to the amortization of capitalized software development.  Depreciation and amortization expenses were $255,095 for the nine months ended September 30, 2014 as compared to $218,646 for the nine months ended September 30, 2013, representing an increase of $36,449 which was due primarily to an increase in capitalized software development costs during the period.

Change in fair value of derivative liabilities. In prior periods, we issued warrants and convertible notes that contain certain reset provisions in connection with financing and debt settlements.  As such, we are required to record these reset provisions as a liability and mark them to market each reporting period.  For the nine months ended September 30, 2014, we recorded a gain of $2,030 in change in the fair value of these reset provisions versus a gain for the nine months ended September 30, 2013 of $7,626,121.  As of September 30, 2014 there is no longer a liability associated with derivative liabilities as the underlying securities have been converted to common stock and are no longer outstanding.

 Interest Expense.  Interest expense was $691,992 for the nine months ended September 30, 2014 as compared to $1,577,692 for the nine months ended September 30, 2013.  The primary decrease in interest cost was from a one-time interest cost on warrant term modification of $1,027,371 charged to interest in the prior period.

Loss on settlement of debt – During the nine months ended September 30, 2013, we modified the terms of 8% Senior Secured Convertible Debentures aggregating $515,000 and accrued interest aggregating $30,948.  In connection with the modification, the Company incurred a loss on settlement of debt of $5,459,582 during the nine months ended September 30, 2013.

Cash Flows

Net cash used in operating activities during the nine months ended September 30, 2014 was $1,972,253 as compared to $1,869,940 for the nine months ended September 30, 2013. Cash used in operations for the nine months ended September 30, 2014 was comprised of a net loss of $4,483,029 offset primarily by certain non-cash items:  1) interest cost on warrant term modification of $460,949; 2) stock based compensation expenses of $1,729,008; and, 3) depreciation and amortization of $255,095.

Net cash used in investing activities during the nine months ended September 30, 2014 was $95,133, as compared to $166,273 for the nine months ended September 30, 2013. This decrease was attributable to reduced expenditures on the development of our software.

During the nine months ended September 30, 2014, net cash provided by financing was $2,376,286, as compared to $2,537,500 for the same period in 2013.  During the nine months ended September 30, 2014, the Company received $1,330,000 from the sale of our common stock, $1,024,558 in cash proceeds from the exercise of warrants and $21,728 from the exercise of stock options.  During the nine months ended September 30, 2013, net cash of $2,537,500 was provided from issuance of convertible debentures.

Off Balance Sheet Arrangements

None

Liquidity and Capital Resources

As of September 30, 2014, the Company had cash of $1,603,782 and working capital of $1,265,015.  During the nine months ended September 30, 2014, the Company used net cash in operating activities of $1,972,253.  The Company has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the nine months ended September 30, 2014, the Company received $1,330,000 from the sale of our common stock, $1,024,558 in cash proceeds from the exercise of warrants and $21,728 from the exercise of stock options.  The Company believes that its current cash on hand will be sufficient to fund its projected operating requirements into the second quarter of 2015.

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

During the nine months ended September 30, 2014, additional remedial actions have been implemented to address this weakness.  We have devoted significant effort and resources to remediation and improvement of our internal control over financial reporting. While we had processes in place to identify and apply developments in accounting standards, we enhanced these processes to better evaluate our research of the nuances of complex accounting standards and engaged a third party financial reporting consultant to assist the Company in its financial reporting compliance in the latter part of 2013. Our third party consultant is a technical accounting professional, who assists us in the interpretation and application of new and complex accounting guidance. Management will continue to review and make necessary changes to the overall design of our internal control environment.

Our management, with the participation of the Co-Chief Executive Officer and the Chief Financial Officer (the principal executive and principal financial officer, respectively) evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.  Management believes that the controls implemented during the period are sufficient and have concluded that such controls have been in place for a sufficient period of time in order to conclude that the identified material weakness described above have been fully remediated.  Therefore, based on this evaluation, the Co-Chief Executive Officer and Chief Financial Officer (the principal executive and principal financial officer, respectively) have concluded that as of September 30, 2014, our disclosure controls were effective.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting during the three months ended September 30, 2014  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as discussed below.

On August 15, 2014, the Company’s former Chief Financial Officer retired and the Company’s Controller was appointed to the office of Chief Financial Officer.

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

Between July 19, 2013 and October 3, 2013, Groupon filed petitions with the Patent Trial & Appeals Board (“PTAB”) requesting institution of Covered Business Method Review of all asserted claims. On December 19, 2013 and January 17, 2014, the PTAB issued decisions instituting review on all but four of the asserted claims. On January 14, 2014, the Company and all defendants filed a joint motion to stay the district court litigation. The Court granted the motion and stayed the case on January 16, 2014 pending a decision by the PTAB. Oral arguments on the Covered Business Method Reviews occurred on September 5, 2014.  It is anticipated the PTAB will issue their verdict on or before December 19, 2014.  On February 3, 2014, Groupon filed a petition to the U.S. Court of Appeals for the Federal Circuit for mandamus on the district court's denial of its motion to transfer.  The Federal Circuit on April 23, 2014 denied Groupon Inc.'s bid to transfer our suit from Texas to Illinois, finding that the lower court judge correctly denied Groupon, Inc.’s earlier transfer request.

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

None

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

10.37

Settlement and Standstill Agreement dated September 26, 2014 by and between Blue Calypso, Inc., Ronald L. Chez, and Individual Retirement Accounts for the benefit of Ronald L. Chez (incorporated by reference to Exhibit 10.1 on Form 8-K filed with the Securities and Exchange Commission on October 2, 2014)

21.1

List of subsidiaries (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on April 16, 2012)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE CALYPSO, INC.

Date:	November 12, 2014	By:	/s/ Chris Fameree
		Name:	Chris Fameree
		Title:	Chief Financial Officer