Form 10-K
period 2014-12-31
BLUE CALYPSO, INC.
filed 2015-03-17
CIK 1399587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 X .  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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

(800) 378-2297

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐. No ☒

On June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the registrant was $15,601,818. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

              The number of outstanding shares of the registrant’s common stock as of March 17, 2015, was 247,512,620.

BLUE CALYPSO, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2014

PART I

ITEM 1.  BUSINESS

OUR COMPANY

Blue Calypso develops and delivers mobile shopper marketing and analytics solutions for the business-to-consumer (B2C) marketplace leveraging mobile, social media, gamification and our intellectual property portfolio. We have developed a patented technology platform that enables brands and retailers to engage with shoppers when they are on the path-to-purchase products and services.  Our technology also allows brands to leverage customer relationships to increase brand loyalty and drive revenue through sharing and influencer marketing. We generate revenue from the cloud-based consumption of our technology platform, consulting/services fees, and licensing and/or enforcement of our patented technologies.  Our intellectual property portfolio consists of four US patents (one is in appeal with the Federal Circuit as a result of the PTAB ruling in December 2014) and nine pending patent applications that generally cover methods and systems for communicating advertisements and electronic offers between mobile and desktop communication devices. All of the patents and patent applications that cover the core of our business, i.e., a “System and method for peer-to-peer advertising between mobile communication devices”, have been developed internally by our Founder and Chief Executive Officer, Andrew Levi, and our Director of Innovation, Bradley Bauer, and assigned to our wholly owned subsidiary, Blue Calypso, LLC. In September 2013, we acquired proprietary mobile gamification technology and subsequently applied for two additional patents based upon the enhancement and integration of this technology into our platform.

Our proprietary technology platform enables retailers to harness the power and adoption that today’s mobile devices bring to the consumer shopping experience.  We connect brands with store visitors when they are on the path-to-purchase and enable those customers to engage with, and redeem brand content as well as leverage their brand affinity across the most popular social media channels. Our platform tracks performance, monitors engagement, manages attribution and delivers robust, real-time analytics that provide acute insight regarding the adoption, performance and return on investment of our client’s promotions and location-based content. Our technology is designed to help clients target their marketing messages, attract new customers, increase awareness and drive product sales. For example, campaigns facilitated through our platform can encourage consumers to learn more about products, watch promotional videos about particular products, see product reviews and comparative pricing or click to buy products.  All delivered through a highly engaging mobile “kiosk” or “digital concierge” type experience.

Over the last five years, the world has seen mobile, social media, and digital advertising evolve dramatically and actually converge. Through this technological evolution, a sociological shift has occurred in how influential digital media can be when deployed strategically with hyper-targeted content.

Today retailers are aggressively exploring mobile shopper engagement as the next frontier of the shopping experience.  According to the Consumer Electronics Association, more than half of all consumers use their mobile devices at some point during a shopping experience, however retailers have yet to find a comfortable way of co-existing in this ecosystem of traditional consumer engagement.

Through mobile and social media, consumers and brands have their own unique and significant digital audience. According to Facebook, the average user has 130 friends; Twitter states the average user has 300 followers; and on average an individual has 25 unique frequent contacts they communicate with weekly via text messages or mobile calls. Active participation in LinkedIn, Google+, Tumblr and/or a personal blog can further extend one’s direct social reach significantly. With our platform, brand content is not bound by any single app, social media community, website, carrier or device. As a result, brand influencers have the capability to immediately reach hundreds or even thousands of people through their direct personal and digital social relationships.

As a by-product of campaign delivery and recipient interaction, we deliver real-time analytics and business intelligence capabilities, which provide brands the ability to see how campaigns are deployed, where they are getting the most traction, and which are seeing the most activity. The platform also allows brands to assess the conversational response and sentiment to their messages which enables them to adjust their campaigns based on performance.

OUR PRODUCTS AND SERVICES

We have developed four core products that form the basis of our technology platform: MOBILE ADVANTAGE™, KIOSENTRIX™, DASHTAGG®, and SOCIALECHO™.  Additionally, we offer outsourced consulting and customized software development services through our Blue Calypso Labs (“aciabs”) services.

MOBILE ADVANTAGE™ is our “app-less” retail-focused mobile shopper marketing platform.  Mobile ADvantage provides retailers with an easy way of engaging with store visitors when they are on the path-to-purchase.  There are several methods of activation with store visitors including but not limited to short-code messaging, iBeacons, Near Field Communications (NFC), Quick Response (QR) codes and Geo-fencing.  Once invited through store messaging and activated, a store visitor is guided by a store-centric mobile kiosk/concierge through their shopping experience which is unique for each retailer. All interactions with the store shopper are tracked in order to deliver targeted content which is both circumstantially and geographically relevant and ultimately drives more store visits and increases the purchase size while creating a higher degree of customer affinity and satisfaction.

               KIOSENTRIX™ is our universal shopper mobile app.  When a shopper enters a participating retailer location, KIOSentrix re-skins itself to the brand – like a “digital chameleon”.  KIOSentrix includes an aggregated loyalty manager, price comparison tool, wish/shopping list manager and a high-quality QR code scanner.  The app will alert store visitors when products they have added to their shopping list are available as they enter a participating retailer location.  KIOSentrix is a consumer-facing companion to Mobile ADvantage which adds powerful features only possible with a true mobile app framework.

                DASHTAGG™ is our mobile gamification technology designed to enhance the experience that occurs when people attend physical events. DashTAGG is a unique social and mobile game of “tag” combined with a pseudo-scavenger hunt.  The branded or sponsored challenge is designed to drive attendee behaviors while capturing pictures and videos of participating attendees as they engage in a fun challenge to “tag” each other by taking pictures.  Our technology can drive attendees to trade show booths, keynote presentations, performances, retail sub-sponsors or merchandise vendors as a part of the game. We believe that gamification has become an increasingly important element in brand development. DASHTAGG combines both physical and digital participation ensuring the maximum engagement with brands and sponsors as well as other attendees. The most active DASHTAGG players earn points and win prizes and awards.  Games are sponsored by retailers, vendors or events that provide physical locations to activate “TAGGs” by scanning specific QR codes or passing near proximity-based beacons or NFC chips.  The byproduct for the event sponsor is a rich mosaic of pictures, social interaction and content distribution throughout the event which can become a collage of brand ambassadors’ use in real-time or future marketing events.

SOCIALECHO™ allows brands to leverage their customers, employees and social media fans (collectively their advocates) to spread their brand content through their social networks. SOCIALECHO allows brands to white label our technology and make branded content, such as promotions and offers available to their advocates. Should these advocates choose to, they can syndicate these promotions and offers through social media channels such as Facebook, Twitter, LinkedIn and others, with a personal message, a picture or video customizing the brand promotion. Our technology then tracks, monitors, and delivers real-time analytics on the full lifecycle of the syndication process including advocate attribution and content sentiment.

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

Our principal executive offices are located at 19111 North Dallas Parkway Suite 200, Dallas Texas 75287. Our telephone number is (800) 378-2297. Our website address is http://www.bluecalypso.com.

Market Opportunity

We believe that as brands adapt to the changing media and content distribution landscape, they will place an increasing priority on the next frontier of mobile while leveraging social media networks, communities and digital properties. We believe that historical advertising media such as print, television and radio, and even Internet banner ads, are shifting as an increasing rate to mobile platforms and are generally exploring alternatives to traditional advertising techniques. Mobile platforms enable brands to put relevant content out to a more highly targeted buyer community, while encouraging branded and personal content syndication. In addition, mobile devices have become ubiquitous extensions of many target buyers and a critical part of the lifestyle of most generations.

We believe that one of the most attractive characteristics of mobile consumers for advertisers is the opportunity for more accurate content targeting. Typical parameters include carrier, device type and mobile channel, with the possibility to add geo-location, behavioral, demographic and interest-based information (the latter two generally require user opt in) infused with a user’s actual purchase history.

We also believe that peer-to-peer or “friend-to-friend” advertising (also known as influencer marketing) is the most powerful and effective form of communicating with consumers. According to eMarketer, two-thirds of all economic activity in the United States is influenced by shared opinions about a product, brand or service. GfK NOP reports that 92% of consumers cite word-of-mouth as one of the best sources for ideas about new products. Additionally, Forrester Research showed that over 60% of consumers trust product recommendations found in online sources like discussion boards, and Google’s research shows that 78% of consumers trust peer recommendations versus 14% of consumers who trust recommendations from advertisers

Mobile marketing has the ability to connect brands with consumers on an intimate one-to-one basis, providing relevant information that is important to them when it interests them the most. While the sector is still in its infancy, we believe that brands, retailers, advertising executives, content publishers and technology enablers have high expectations regarding the potential of the mobile advertising market. We believe that our platform offers an effective tool for advertisers seeking to enter or expand their advertising presence in the mobile market, target specific customers with selected messages, and capitalize on the power of peer recommendations.

COMPETITIVE STRENGTHS

Product advertising, targeting, awareness and branding through social media is extremely competitive and fragmented. Adequate protection of intellectual property, successful product development, adequate funding and retention of experienced personnel are critical to our success. We believe that our position in the industry is attributable to the following strengths:

•         Strong Intellectual Property Position. We believe that our patents provide us with broad and comprehensive coverage for methods and systems for communicating advertisements and electronic offers between communication devices, including mobile and desktop devices. Our policy is to seek to protect our proprietary position by filing patent applications related to our proprietary technology and improvements that we believe are important to the development of our business. We also enforce our patent rights when we believe competitors are infringing on our intellectual property in order to protect our assets.

•         Extensive Knowledge and Experience in Product Advertising, Awareness and Branding. We believe that our management and personnel have extensive knowledge and experience in product advertising, awareness and branding which significantly adds to our competitive position.

•         Highly Customizable Platform. We have the ability to rapidly customize products to meet our client’s needs. We intend to continue to expand the capabilities of our technology platform as we innovate new products and services in response to new opportunities in the market.

OUR STRATEGY

We intend to continue innovating and will attempt to maximize the economic benefits of our intellectual property. We currently have three key areas of operation:

•         development and delivery of mobile shopper marketing solutions;

•         deliver strategic consulting and software engineering/development services; and

•         maximization of the economic benefits of our intellectual property.

We have developed a proprietary platform that enables brands to connect with shoppers at the most opportune time and drive revenue. We believe that our strong intellectual property and our extensive experience in product advertising, awareness and branding will enable us to continue to develop new products and services for ourselves as well as for our clients.

We intend to expand our intellectual property portfolio through both internal development and acquisition. We intend to monetize our intellectual property through licensing and strategic partnerships.

Marketing

We seek to work with multi-location brick-and-mortar retailers as they explore a digital shopper marketing platform in order to enhance the traditional shopping experience of their store visitors.  We market our MOBILE ADVANTAGE™, KIOSENTRIX™,DASHTAGG® and SOCIALECHO™ products   to prospects direct to brands in the retail and consumer packaged goods (CPG) space as well as through partners and agencies that develop the marketing strategy for their clients. We provide our partners with a “white label” branded capability and they introduce it to their clients. We also attend conferences and trade shows to provide a vehicle for us to communicate the benefits of our technology to prospective clients. We have a sophisticated direct marketing process that involves multi-step targeted outbound campaigns, follow-up and nurture marketing.

Customers

 We enter into written agreements with each of our customers, which vary in term.  Customers’ fees are based on the complexity of the solution we deliver for them and generally includes a setup fee, monthly service fee and sometimes a pay-per-action fee. Further, our test programs tend to be much smaller as we seek to prove the concept with a particular customer before rolling out a full national campaign.  We have also entered into license agreements pursuant to which we derive revenue for the use of our intellectual property on a perpetual license basis.  Through BC Labs we provide consulting and software development services.

Technology to Capture Data

Our platform allows the collection of business intelligence and analytics resulting from data accumulated as content is deployed, adopted, consumed and shared.  Our technology allows the brand/advertiser to monitor the full cycle of a campaign, from the first engagement to the final redemption or intent to purchase.  With this data, we show each client the return on investment (ROI) of each dollar spent using our unique platform(s). This allows us to prove the effectiveness of the engagement in near real time and enables clients to quickly improve their campaign effectiveness.

Intellectual Property

We believe we have advantages over competitors in the mobile advertising industry due to the intellectual property we possess and have on file with the United States Patent and Trademark Office. In February 2010, we received Unites States Patent number 7,664,516.

Subsequently we have received continuation-in-part (CIP) patents 8,155,679, 8,438,055, 8,452,646 and 8,457,670. With the payment of all maintenance fees, ‘516, ‘679, ‘055 and ‘646 patents will not expire until December 14, 2026.

We believe that the patents cover the core of our business, i.e., a basic method and system for peer-to-peer advertising between mobile communication devices. We also have four (4) additional CIP patent applications pending which build on the functionality of our issued patents, one patent application which covers a digital game of tag played on mobile devices through which participants can earn points and incentives from game sponsors, and one patent application that covers cumulative incentives.

On December 17, 2014, the Patent Trial and Appeal Board issued final decisions in Covered Business Method Review proceedings CBM2013-00035, CBM2013-00033, CBM2013-00046 and CBM2013-00044.  In each case, certain claims of each patent were held to be invalid for various reasons.  With respect to the ‘516, ‘679, ‘055 and ‘646 patents, many of the claims survived and the patents remain enforceable.  All of the claims of the ‘670 patent were held invalid.  The Company has appealed each of the final decisions to the United States Federal Circuit Court of Appeals.  A decision on those appeals is expected sometime in early 2016.

Below is a brief overview of our issued patents:

U.S. Patent No. 7,644,516

The ‘516 Patent discloses a method and system for communicating advertisements between mobile communication devices. An advertising campaign and a set of incentives are arranged between an advertiser and an intermediary, such as Blue Calypso. A subscriber is identified for the advertiser based on a profile of a subscriber. A subscriber, once qualified for the advertising campaign, is presented with an opportunity to participate. In operation, when a communication transmission is received from the participant, the advertisement is associated with the communication transmission and sent to a destination.

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

We own ten registered trademarks in the United States: “BLUE CALYPSO®,” “WHEN FRIENDS TALK, FRIENDS LISTEN®,” “CALYP®,” “POWER TO THE PEOPLE®,” “SOCIALLY YOURS®,” “ENDORSE SHARE EARN®,” “EMGAGE®,” “DASHTAGG®” (two registrations for different classes), and “SHARE ADVERTISING®.”  In addition, we have seven pending trademark applications for the following: “POPSHARE™,” “SOCIALECHO™,” “DASHTAG™” (two applications for different classes), “MOBILEADVANTAGE™,” “KIOSENTRIX™,” and “MOBILE ADVANTAGE™.”

We also believe that we have common law rights in these trademarks that arise from use of the marks in commerce. The trademark registrations will continue in force as long as all renewals are timely paid and use of the marks continues. Our common law trademark rights will continue as long as the marks are used in commerce.

Employees

 As of December 31, 2014, we had a total of 15 full-time employees. We also utilize the services of independent contractors. We have no labor union contracts and believe relations with our employees are satisfactory.

Competition

We face formidable competition in every aspect of our business, particularly from other companies that seek to deliver a mobile targeted brand-driven experience for consumers. First and foremost, we consider ourselves a next generation mobile shopping experience including customer engagement, customer presentation, social sharing, brand loyalty and rewards so we believe our primary competitors are companies that embrace true brand loyalty, not just providers of discounted transactions.  We believe that our space is large and has no first movers or any company with a notable share of the market. We believe that our approach to the market, value proposition to large retail brands, combined with our strong intellectual property are clear differentiators in a nascent yet quickly evolving industry for mobile shopper marketing.

We also face competition from other mobile and Internet advertising providers, including companies that are not yet known to us. We may compete with companies that sell products and services online, because these companies, like us, are trying to attract users to their websites to search for information about products and services. Our biggest competitor is each of the retail brands for which we are in pursuit as many of them have or are building their own mobile apps.  The problem we predict most of them will face at some point is the fact that consumers do not want a mobile app on their phone for every retailer they shop at.  Therefore, with few exceptions, the adoption as been and will continue to be poor.  Thus, we expect that retailers will abandon this expensive route for mobile engagement once they realize that there is a much more effective route to success by partnering with Blue Calypso.

We believe that we compete favorably on the factors described above. However, product advertising, marketing, awareness and branding through social media sites is an extremely competitive space. As we expand our product offerings to include private branded products, instant access products, as well as other technology offerings, we will continue to face new competitors. Further, as the technology marketplace is always expanding, new competitors continuously innovate, and can become a competitor in the future.

Government Regulation

Aspects of the digital marketing and advertising industry and how our business operates are highly regulated.  We are subject to a number of domestic and, to the extent our operations are conducted outside the U.S., foreign laws and regulations that affect companies conducting business on the Internet and through other electronic means, many of which are still evolving and could be interpreted in ways that could harm our business. In particular, we are subject to rules of the Federal Trade Commission (“FTC”), the Federal Communications Commission (“FCC”) and potentially other federal agencies and state laws related to our advertising content and methods, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or CAN-SPAM Act, which became effective on January 1, 2004, establishes certain requirements for commercial electronic mail messages and specifies penalties for the transmission of commercial electronic mail messages that follow a recipient’s opt-out request or are intended to deceive the recipient as to source or content, federal and state regulations covering the treatment of member data that we collect from endorsers.

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

Our client's consumers/brand advocates communicate across email, mobile, social and/or web-based channels. These communications are governed by a variety of U.S. federal, state, and foreign laws and regulations. With respect to email campaigns, for example, in the United States, the CAN-SPAM Act, establishes certain requirements for the distribution of “commercial” email messages for the primary purpose of advertising or promoting a commercial product, service, or Internet website and provides for penalties for transmission of commercial email messages that are intended to deceive the recipient as to source or content or that do not give opt-out control to the recipient. The U.S. Federal Trade Commission, a federal consumer protection agency, is primarily responsible for enforcing the CAN-SPAM Act, and the U.S. Department of Justice, other federal agencies, state attorneys general, and Internet service providers also have authority to enforce certain of its provisions.

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

We incurred net losses of $7,735,464 and $6,823,789 for the years ended December 31, 2014 and 2013, respectively. While a significant portion of the losses for the years ended December 31, 2014 and 2013 is attributed to non-cash equity compensation expense, we cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise in the relatively new and volatile market for product marketing and branding through social media communities. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue model. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

Our limited operating history makes it difficult to evaluate our current business and future prospects.

We are an early stage company and we have generated very limited revenue to date. To date, our business focuses on the development of our patented proprietary technology platform, through which we offer various shopper marketing, social media advertising and loyalty campaigns, and the assertion of our patents. Therefore, we not only have a very limited operating history, but also a limited track record of executing our business model which includes, among other things, creating, prosecuting, licensing, litigating or otherwise monetizing our patent assets. Our limited operating history and limited revenues generated to date make it difficult to evaluate our current business model and future prospects.

                In light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development with minimal operating history, there is a significant risk that we will not be able to:

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

Based on our current operating plans, our current resources are expected to be sufficient to fund our planned operations into June 2015. We may nonetheless seek to raise additional financing if our board of directors determines that it is advisable to do so. We may also need to raise additional funds in connection with any acquisitions of technology or intellectual property assets that we pursue for a new opportunity to innovate our platform, a change in our approach to the market or to fund licensing and enforcement actions.

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

As of December 31, 2014, our accumulated deficit was $32,167,234. Primarily as a result of our recurring losses from operations, negative cash flows and our accumulated deficit, our independent registered public accounting firm has included in its report for the year ended December 31, 2014 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is contingent upon, among other factors, our ability to obtain sufficient financing to support our operations. If we are not able to obtain sufficient financing to support our operations, we may be forced to limit or cease our operations.

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

Technology for retail, product advertising, marketing, awareness and branding is an extremely competitive and fragmented industry. The industry can be significantly affected by many factors, including changes in local, regional, and national economic conditions, changes in consumer preferences, brand name recognition, marketing and the development of new and competing products or technologies. We expect that existing businesses that compete with us and have greater financial resources will be able to undertake more extensive marketing campaigns and more aggressive advertising strategies than us, thereby generating more attention to their companies. These competitive pressures could have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

On December 17, 2014, the Patent Trial and Appeal Board issued final decisions in Covered Business Method Review proceedings CBM2013-00035, CBM2013-00033, CBM2013-00046 and CBM2013-00044.  In each case, certain claims of each patent were held to be invalid for various reasons.  With respect to the ‘516, ‘679, ‘055 and ‘646 patents, many of the claims survived and the patents remain enforceable.  All of the claims of the ‘670 patent were held invalid.  The Company has appealed each of the final decisions to the United States Federal Circuit Court of Appeals.  A decision on those appeals is expected sometime in early 2016.

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

Despite efforts to protect our intellectual property rights, any of the following or similar occurrences may reduce the value of our intellectual property:

•	our applications for patents may not be granted and, if granted, may be challenged or invalidated;

•	issued patents may not provide us with any competitive advantages versus potentially infringing parties;

•	our efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology; or

•	our efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those we acquire and/or prosecute.

Moreover, we may not be able to effectively protect our intellectual property rights in certain foreign countries where we may do business in the future or where competitors may operate. If we fail to maintain, defend or prosecute our patent assets properly, the value of those assets would be reduced or eliminated, and our business would be harmed.

We commenced legal proceedings against several companies and we expect such proceedings to be time-consuming, which may adversely affect our ability to operate our business.

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

We own nine pending patent applications in the United States. We cannot assure that these patent applications will be issued, in whole or in part, as patents. Patent applications in the United States are maintained in secrecy until the patents are published or issued. Since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, we cannot be certain that we are the first creator of the inventions covered by pending patent applications.

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

On December 5, 2013, the United States House of Representatives passed a patent reform titled the Innovation Act by a vote of 325-91. Representative Bob Goodlatte, with bipartisan support, introduced the Innovation Act on October 23, 2013. The Innovation Act, as passed by the House, has a number of major changes. Some of the changes include a heightened pleading requirement for the filing of patent infringement claims. It requires a particularized statement with detailed specificity regarding how each asserted claim term corresponds to the functionality of each accused instrumentality. The Innovation Act, as passed by the House, also includes fee-shifting provisions which provide that, unless the non-prevailing party of a patent infringement litigation positions were objectively reasonable, such non-prevailing party would have to pay the attorney’s fees of the prevailing party.

The Innovation Act also calls for discovery to be limited until after claim construction. The patent infringement plaintiff must also disclose anyone with a financial interest in either the asserted patent or the patentee and must disclose the ultimate parent entity. When a manufacturer and its customers are sued at the same time, the suit against the customer would be stayed as long as the customer agrees to be bound by the results of the case.

On April 29, 2014, the U.S. Supreme Court relaxed the standard for fee shifting in patent infringement cases. Section 285 of the Patent Act provides that attorneys’  fees may be awarded to a prevailing party in a patent infringement case in “exceptional cases.”

In Octane Fitness, LLC v. Icon Health & Fitness, Inc., the Supreme Court overturned the U.S. Court of Appeals for the Federal Circuit decisions limiting the meaning of “exceptional cases.”  The U.S. Supreme Court held that an exceptional case “is simply one that stands out from others with respect to the substantive strength of a party’s litigation position”  or “the unreasonable manner in which the case was litigated.”  The U.S. Supreme Court also rejected the “clear and convincing evidence”  standard for making this inquiry. The Court held that the standard should a “preponderance of the evidence.”

In Highmark Inc. v. Allcare Health Mgmt. Sys., Inc., the U.S. Supreme Court held that a district court’s grant of attorneys’  fees is reviewable by the U.S. Court of Appeals for the Federal Circuit only for “abuse of discretion”  by the district court instead of the de novo standard that gave no deference to the district court.

These pair of decisions lowered the threshold for obtaining attorneys’  fees in patent infringement cases and increased the level of deference given to a district court’s fee-shifting determination.

These two cases will make it much easier for district courts to shift a prevailing party’s attorneys’  fees to a non-prevailing party if the district court believes that the case was weak or conducted in an abusive manner. Defendants that get sued for patent infringement by non-practicing entities may elect to fight rather than settle the case because these U.S. Supreme Court decisions make it much easier for defendants to get attorneys’  fees.

On June 19, 2014, the U.S. Supreme Court decided Alice Corp. v. CLS Bank International in which the Court addressed the question of whether patents related to software are patent eligible subject matter. The Supreme Court did not rule that patents related to software were per se invalid or that software-related inventions were unpatentable. The Supreme Court outlined a test that the courts and the USPTO must apply in determining whether software-related inventions qualify as patent eligible subject matter. We must now wait and see how the federal district courts and the USPTO will apply this ruling. The test outlined by the Supreme Court could potentially affect the value of some of the patents we hold.

On December 16, 2014, the USPTO published a new set of guidelines directed at its patent examiners in response to solicited and received feedback from the public.  The guidelines significantly changed what examiners can and cannot consider patent eligible material in applications based on recent Court decisions.  The guidelines summarize recent court decisions with explanations of the facts, and include a discussion of claims and how to apply them to similar situations moving forward.  Because the guidelines are new, it is difficult to foresee with clarity how they will be applied.

On February 5, 2015 House Judiciary Committee Chairman Bob Goodlatte (R-Va.) reintroduced a patent reform bill, now called the Innovation Act of 2015.  The bill, as introduced, includes the following provisions:

•         Heightened pleading requirements – A patent holder filing an infringement suit, at the time of filing, must include a set of infringement charts showing how each limitation of  each asserted claims in  each asserted patent is found within each accused product or instrumentality.

•         Presumption of attorney fees – A court would be required to award attorney fees and “other expenses” to the prevailing party unless a judge “finds the position and conduct of the nonprevailing reasonably justified in law and fact or under special circumstances.”

•         IPR claim construction – The USPTO would be required to construe claims in post-issuance reviews in the same manner as a district court.

•         Discovery limits – Discovery in litigation would be limited until after a claim construction ruling.

•         Willful infringement – Can lead to treble damages.

•         Transparency of ownership – The patent owner must disclose “the ultimate parent entity” of any assignee of the patent.

•         Stay of customer suits – In limited cases, the courts will stay customer lawsuits when the manufacturing of the accused product steps up to challenge the patent.

•         Foreign Bankruptcy – The bill would stop the practice of a bankruptcy executor canceling US IP licenses in foreign bankruptcies.

•         Codifying double patenting – The proposal would allow prior filings by overlapping inventors to count as prior art unless a terminal disclaimer is filed.

The bill is not yet law, but enjoys wide support in both houses and may soon become law.

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

As of March 17, 2015, we have outstanding granted options to purchase 22,052,736 shares of common stock and have reserved 21,904,012 shares of our common stock for issuance upon the exercise of options pursuant to our 2011 Long-Term Incentive Plan. In addition, as of March 17, 2015, we have reserved 11,045,654 shares of our common stock for issuance upon exercise of outstanding warrants. As of March 17, 2015, we have also reserved 1,549,044 shares of our common stock for issuance to certain vendors for services provided.

Because our directors and executive officers are among our largest stockholders, they can exert significant control over our business and affairs and have actual or potential interests that may depart from those of our other stockholders.

Our directors and executive officers own or control a significant percentage of our common stock. Additionally, the holdings of our directors and executive officers may increase in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted or if they otherwise acquire additional shares of our common stock. As of March 17, 2015, our officers and directors beneficially own approximately 23.7% of the outstanding shares of our common stock. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons will have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES

We owned no properties and had two property leases at December 31, 2014.  The property leases relate to our subsidiary Blue Calypso of Latin America, S.A subsidiary for office space in the same building located in San Jose, Costa Rica.   We also currently have one month to month sub-lease for office space at our current headquarters in Dallas, TX.

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

            Between July 19, 2013 and October 3, 2013, Groupon filed petitions with the Patent Trial & Appeals Board (“PTAB”) requesting institution of Covered Business Method Review of all asserted claims. On December 19, 2013 and January 17, 2014, the PTAB issued decisions instituting review on all but four of the asserted claims. On January 14, 2014, the Company and all defendants filed a joint motion to stay the district court litigation. The Court granted the motion and stayed the case on January 16, 2014 pending a decision by the PTAB. Trial on the Covered Business Method Reviews at the PTAB occurred during September 2014. On February 3, 2014, Groupon filed a petition to the U.S. Court of Appeals for the Federal Circuit for mandamus on the district court's denial of its motion to transfer, which remains pending as of the date of this report.

On December 17, 2014, the Patent Trial and Appeal Board issued final decisions in Covered Business Method Review proceedings CBM2013-00035, CBM2013-00033, CBM2013-00046 and CBM2013-00044.  In each case, certain claims of each patent were held to be invalid for various reasons.  With respect to the ‘516, ‘679, ‘055 and ‘646 patents, many of the claims survived and the patents remain enforceable.  All of the claims of the ‘670 patent were held invalid.  The Company has appealed each of the final decisions to the United States Federal Circuit Court of Appeals.  A decision on those appeals is expected sometime in early 2016.

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

	High	Low
Fiscal Year 2013
First Quarter	$0.45	$0.13
Second Quarter	$0.36	$0.12
Third Quarter	$0.19	$0.12
Fourth Quarter	$0.22	$0.14
Fiscal Year 2014
First Quarter	$0.16	$0.12
Second Quarter	$0.14	$0.09
Third Quarter	$0.16	$0.09
Fourth Quarter	$0.20	$0.07

The last reported sales price of our common stock on the OTC Bulletin Board on March 6, 2015, was $0.15  per share. As of March 6, 2015, there were approximately 62 holders of record of our common stock.

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

As of December 31, 2014, securities issued and securities available for future issuance under the Blue Calypso 2011 Long-Term Incentive Plan were as follows:

	Number of securities issued or to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding and issued options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	12,775,988	$0.1720	21,904,012
Equity compensation plans not approved by security holders	9,276,748	$0.1570	—
Total	22,052,736	$0.1660	21,904,012

Recent Sales of Unregistered Securities

On August 14, 2014, we entered into a securities purchase agreement with certain accredited investors pursuant to which the Company sold an aggregate of 14,250,000 shares of its common stock for net proceeds, after commissions and other costs, of $1,330,000.

During the three months ended December 31, 2014, the Company issued 486,415 shares of its common stock to consultants in exchange for certain services.

During November and December 2014, the Company modified certain terms of certain outstanding debentures in order to induce the holder to convert the debentures to common stock. The holders elected to convert the convertible debentures of $550,000 for an aggregate of 7,177,509 shares of the Company’s common stock. The Company repaid $50,000 in outstanding principal and related accrued interest.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The statements made herein for fiscal 2014 and beyond represent “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and are subject to a number of risks and uncertainties. These include, among other risks and uncertainties, whether we will be able to generate sufficient cash flow from our operations or other sources to fund our working capital needs, maintain existing relationships with our lender, successfully introduce and attain market acceptance of any new products, attract and retain qualified personnel both in our existing markets and in new territories in an extremely competitive environment, and potential obsolescence of our technologies.

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

Recent Events

General

On August 14, 2014, we entered into a securities purchase agreement with certain accredited investors pursuant to which the Company sold an aggregate of 14,250,000 shares of its common stock for net proceeds, after commissions and other costs, of $1,330,000.

During November and December 2014, the Company modified certain terms of the outstanding debentures in order to induce the holder to convert the debentures to common stock. The holders elected to convert the convertible debentures of $550,000 for an aggregate of 7,177,509 shares of the Company’s common stock. The Company repaid $50,000 in outstanding principal and related accrued interest.

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

Between July 19, 2013 and October 3, 2013, Groupon filed petitions with the Patent Trial & Appeals Board (“PTAB”) requesting institution of Covered Business Method Review of all asserted claims. On December 19, 2013 and January 17, 2014, the PTAB issued decisions instituting review on all but four of the asserted claims. On January 14, 2014, the Company and all defendants filed a joint motion to stay the district court litigation. The Court granted the motion and stayed the case on January 16, 2014 pending a decision by the PTAB. Trial on the Covered Business Method Reviews at the PTAB occurred during September 2014. On February 3, 2014, Groupon filed a petition to the U.S. Court of Appeals for the Federal Circuit for mandamus on the district court's denial of its motion to transfer, which remains pending as of the date of this report.

On December 17, 2014, the Patent Trial and Appeal Board issued final decisions in Covered Business Method Review proceedings CBM2013-00035, CBM2013-00033, CBM2013-00046 and CBM2013-00044.  In each case, certain claims of each patent were held to be invalid for various reasons.  With respect to the ‘516, ‘679, ‘055 and ‘646 patents, many of the claims survived and the patents remain enforceable.  All of the claims of the ‘670 patent were held invalid.  The Company has appealed each of the final decisions to the United States Federal Circuit Court of Appeals.  A decision on those appeals is expected sometime in early 2016.

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

Critical Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements are stated in U.S. dollars and include the accounts of Blue Calypso, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

Impairment of Long-Lived Assets

The Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value. No impairment was deemed to exist as of December 31, 2014 and 2013. The Company re-evaluates the carrying amounts of its amortizable intangibles at least quarterly to identify any triggering events.  As described above, if triggering events require us to undertake an impairment review, it is not possible at this time to determine whether it would be necessary to record a charge or if such charge would be material.

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

Results of Operations

Comparison of Year Ended December 31, 2014 and 2013

Net Loss.   For the year ended December 31, 2014, we had a net loss of $7,735,464 compared to a net loss of $6,823,789 for the year ended December 31, 2013. The increase in loss was primarily due to an increase in general and administrative expense from $4,843,804 during 2013 to $6,103,628 in 2014. General and administrative expense increased primarily as a result of expenses incurred in connection with the departure of our previous Chief Executive Officer.  Pursuant to the agreement, the Company incurred $150,000 in expense associated with future agreed upon cash compensation and $1,441,534 of costs in accelerated stock compensation expense related to previous restricted stock and option grants.  This negative impact was offset by a reduction in sales and marketing expense. Sales and marketing decreased by $199,871 as the Company reduced its salesforce to align with performance.   Depreciation and amortization increased by $43,219 in comparison to 2013.  Finally other expense decreased by $43,050.  In the prior year, we incurred significant losses on debt settlements and additional interest expense from previously issued warrants.  During 2014, the Company incurred a reduced loss on debt settlement upon conversion of the remaining outstanding debt.

Revenue.   Revenue for the year ended December 31, 2014 increased to $759,889 as compared to $341,972 for the same period in 2013.  Sales increased as the Company broadened its revenue streams to include solution consulting and software development services through our BC Labs group.  2013 revenue included $245,981 in settlement fees and associated licensing revenue.

Cost of Revenue.  Cost of revenue for the year ended December 31, 2014 was $412,225 and substantially consisted of costs related to internal technology professional staff members assigned to the BC Labs group.  The prior year amount included charges directly related at generating social media, licensing fee and consulting fee revenue.

Sales and Marketing.  For the year ended December 31, 2014, sales and marketing expenses decreased by $199,871 to $482,729 from $682,600 during the same period in 2013. The increase was due primarily to reduced staffing expense.

General and Administrative.  For the year ended December 31, 2014, general and administrative expenses increased by $1,259,824 to $6,103,628, as compared to $4,843,804, for the year ended December 31, 2013.  General and administrative expense increased primarily as a result of expenses incurred in connection with the departure of our previous Chief Executive Officer.  Pursuant to the agreement, the Company incurred $150,000 in expense associated with agreed upon future cash compensation and $1,441,534 of costs in accelerated stock compensation expense related to previous restricted stock and option grants.

Depreciation and Amortization. Depreciation and amortization expenses, increased from $300,909 for the year ended December 31, 2013 to $344,128 for the year ended December 31, 2014 as the Company invested $149,131 in capitalized software and realized a full year of amortization expense on capitalized software from the second half of 2013 which included a common stock grant valued at $150,000 to acquire software during third quarter of 2013.

Interest Expense.  Interest expense was $2,015,145 for the year ended December 31, 2013 as compared to $740,756 for 2014. Interest expense was incurred related to the Company’s long-term debt obligations at various interest rates ranging from 8% to 10% and the amortization of debt discount.  An additional $460,949 was incurred as a result of a warrant modification.  During 2013, the Company incurred significant non-cash interest expense related to the warrant modification for reset provision of $1,027,381.

Cash Flows

Cash used in operating activities during the year ended December 31, 2014 was $2,367,655, as compared to $2,756,901 for the year ended December 31, 2013.  While 2014 resulted in an increased net loss as compared to 2013, the Company incurred significant non-cash charges associated with a debt inducement and warrant modification and increased stock-based compensation.  Overall, the Company reduced cash utilized by operations through increased revenue and associated cash receipts and issuing common stock for certain services rendered.

Cash used in investing activities during the year ended December 31, 2014 was $150,312, as compared to $205,515 for the year ended December 31, 2013. The decrease in cash used in investing activities resulted primarily from a decrease in cash paid for software development expenses. We expect that cash used in investing activities to remain at the current level for the foreseeable future as we continue to expand and enhance our software offerings.

During the year ended December 31, 2014, cash provided by financing was $2,326,286 as compared to $4,038,500 for the same period in 2013. In the current year, the Company secured $1,330,000 from the sale of common stock.  In addition, $1,024,558 and $21,728 in proceeds were generated from the exercise of warrants and options, respectively. These monies were secured to address the cash requirements of the business as the Company continues to enhance its service offerings.  These proceeds were offset by a $50,000 debt repayment.

Going Concern

Our independent registered public accounting firm, in their report accompanying our consolidated financial statements for the year ended December 31, 2014, expressed substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, negative cash flows from operating activities and our accumulated deficit. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, dispose of selective assets, and ultimately, generate additional revenue. The going concern opinion may also limit our ability to access certain types of financing, prevent us from obtaining financing on acceptable terms, and limit our ability to obtain new business due to potential customers’ concern about our ability to deliver products or services.  We will likely need to raise capital to implement our project and stay in business.

Liquidity and Capital Resources

We are an early stage company and have incurred cumulative losses of $32,167,234 since beginning operations on September 11, 2009.  At December 31, 2014, we had a cash balance of $1,103,201 and favorable working capital of $1,058,727.

During November and December 2014, the Company modified certain terms of the outstanding debentures in order to induce the holder to convert the debentures to common stock. The holders elected to convert the convertible debentures of $550,000 for an aggregate of 7,177,509 shares of the Company’s common stock. The Company repaid $50,000 in outstanding principal and related accrued interest.

The Company continually assesses its capital needs based on current and anticipated future operating results and may seek to raise additional capital based on our assessment of these needs.

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

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were effective.

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

 During the year ended December 31, 2014, remedial actions were implemented to address these weaknesses.  We have devoted significant effort and resources to remediation and improvement of our internal control over financial reporting. While we had processes in place to identify and apply developments in accounting standards, we enhanced these processes to better evaluate our research of the nuances of complex accounting standards and engaged a third party financial reporting consultant to assist the Company in its financial reporting compliance in the latter part of 2013. Our third party consultant is a technical accounting professional, who assists us in the interpretation and application of new and complex accounting guidance.  In order to address the segregation of duties item, all transactions are recorded by a third party accounting firm and approved by management.  In addition to the CFO, the consultant also reviews the quarterly and annual financial statements.  Management will continue to review and make necessary changes to the overall design of our internal control environment, if needed.

As of December 31, 2014, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992) (“COSO”) and have concluded our controls are effective.

The Company is a non-accelerated filer and is not subject to Section 404(b) of the Sarbanes Oxley Act. Accordingly, this Annual Report does not contain an attestation report of our independent registered public accounting firm regarding internal control over financial reporting, since the rules for smaller reporting companies provide for this exemption.

 (b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position with the Company	Director/Officer Since

Andrew Levi	48	Chief Executive Officer, Director	2011

William Ogle	47	Chairman of the Board	2012

Ian Wolfman	41	Director	2012

D. Jonathan Merriman	54	Director	2014

Charles Thomas	48	Director	2012

Andrew Malloy	57	Director	2013

Chris Fameree	33	Chief Financial Officer	2012

Biographical Information

Andrew Levi, Chief Executive Officer, Director

               Mr. Levi founded Blue Calypso Holdings, Inc. in September 2009.  In October 2014, Andrew was named Co-Chief Executive Officer and appointed as sole Chief Executive Officer during December 2014.  He previously served as our Chief Technology Officer from June 2012 to October 2014 and was the Company’s Chairman and Chief Executive Officer prior to that. From November 1991 until June 2012, Mr. Levi served as the founder, president and chief executive officer of Aztec Systems, Inc., a Dallas-based provider of mid-market ERP, managed services and related technology solutions. Mr. Levi has been named to SmartPartner Magazine’s list of “50 Smartest People” in the technology industry and to D Magazine’s “Top Entrepreneurs under 40.” Mr. Levi has been involved in numerous business and association ventures in the technology industry such as Boardroom Software, Inc., Critical Devices, Inc., Aztec Business Solutions, L.L.P., REES Associates, the board of the International Association of Microsoft Certified Partners (IAMCP) and the Information Technology Solution Provider Alliance (ITSPA). Mr. Levi holds a Bachelor of Science degree in finance from Florida State University in addition to numerous technical certifications and ten United States patents. His achievements, experience and knowledge led the board to believe that he is qualified to serve on the board of directors.

William Ogle, Chairman of the Board

Mr. Ogle serves as the Chairman of the Board of Directors. He previously served as our Chief Executive Officer from June 2012 through December 2014. Prior to joining the Company, Mr. Ogle served as chief marketing officer at Motorola Mobility, an S&P 500 company that was acquired by Google in May 2012. Mr. Ogle joined Motorola Mobility in 2009. Prior to that, he served as chief marketing officer for Samsung Telecommunications America. Earlier in his career, he was chief marketing officer at Pizza Hut and held brand management positions at Proctor & Gamble and Sara Lee Corp. He received his Bachelor of Business Administration degree from the University of Cincinnati. Mr. Ogle serves on the board of directors of the United States Ad Council and the Arts Community Alliance Board and the board of advisors of the CMO Council. His achievements, experience and knowledge led the board to believe that he is qualified to serve on the board of directors.

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

D. Jonathan Merriman, Director

                Mr. Merriman was appointed to our board in December 2014. As co-chairman and CEO of Merriman Holdings, Inc., Jon Merriman is responsible for the overall strategic direction of the firm as well as working closely with the firm's clients. He actively advises fast-growing public and private companies on complex capital market and financing issues and works directly with growth-oriented investors. With more than 25 years of experience in the investment banking and brokerage business, he brings deep experience in relationship management, corporate turnarounds and building growth companies. His extensive institutional and personal network and his trading experience give him a unique perspective when working with investment banking clients, as well as institutional investors.  Prior to forming Merriman Capital, Merriman was Managing Director and the head of the Wells Fargo Securities equity group, formerly First Security Van Kasper, and served on FSVK's Board of Directors. Merriman was subsequently appointed Chairman and CEO of publicly traded telecom company Ratexchange, which he restructured into Merriman Curhan Ford, now known as Merriman Capital. He has served on several private and public company boards over the course of his career and has been a frequent guest on Bloomberg TV, as well as CNBC's show "Fast Money," and has been a regular contributor to financial publications such as The Wall Street Journal, Barron's and The Daily Deal.

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

Chris Fameree, Chief Financial Officer

                Mr Fameree was appointed our Chief Financial Officer during August 2014. Chris Fameree is a founding member of Assure Professional (Assure) with 10+ years of combined public accounting and industry experience. In his time in public accounting, Chris has lead and participated in numerous engagements including due diligence engagements, financial statement audits, SSAE 16 (formerly known as SAS 70) engagements and other advisory projects. In addition, Chris has actively lead and participated in numerous outsourced accounting and fractional CFO and Controller engagements which involve preparing accounting and financial reporting while providing insight into Companies’ operational and financial results. Prior to founding Assure, Chris was a Senior Manager in Cherry Bekaert’s Transaction Advisory Services Group and Audit Group. During this time, Chris participated in numerous business combinations and due diligence assignments. These transactions ranged from $10 million to over $100 million in value. Prior to joining CB&H, Chris worked at PricewaterhouseCoopers, where he served lead roles on audit engagements from international Fortune 500 companies to closely held private companies.

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

Based solely on our review of the copies of such forms received by us or filed with the SEC, we believe that during the year ended December 31, 2014, all persons subject to the reporting requirements of Section 16(a) with respect to the Company filed the required reports on a timely basis, except Mr. Ogle, Mr. Levi, Mr. Maloy and Mr. Thomas failed to timely file Form 4s and Mr. Merriman failed to timely file a Form 3 and Form 4.

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

ITEM 11.  EXECUTIVE COMPENSATION

2014 and 2013 Summary Compensation Table

The following table sets forth the compensation earned by the Company’s principal executive officer, and each of the Company’s highly compensated executive officers other than the principal executive officer whose compensation exceeded $100,000 (collectively, the “Named Executive Officers”), during the years ended December 31, 2014 and 2013.

					Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)

				Option Awards ($)			All Other Compensation ($)
		Salary ($)	Bonus ($)					Total ($)
Name and Principal Position	Year

William Ogle	2014	350,000	85,000	1,046,039			2,621,770	4,102,809
Chairman and former Chief Executive Officer (1)	2013	383,333		399,841			1,744,779	2,527,953
David Polster	2014	59,770		18,539				78,309
Former Chief Financial Officer (2)	2013	101,125		10,610				111,735
Andrew Levi	2014	240,625						240,625
Chief Executive Officer,	2013	193,703						193,703
Former Chief Technology Officer , Chairman and Chief Executive Officer (3)
Chris Fameree, Chief Financial Officer	2014	38,500						38,500

(1) Mr. Ogle was appointed as our Chairman and Chief Executive Officer effective June 11, 2012 and resigned as Co -Executive Officer effective December 31, 2014.  Other compensation includes expense associated with Mr. Ogle’s termination and restricted share units.

(2) Mr. Polster was appointed as our Chief Financial Officer in March 2012 and resigned during August 2014.  Mr. Fameree replaced Mr. Polster during 2014.

(3) Mr. Levi served as our Chairman and Chief Executive Officer from September 1, 2011 through June 10, 2012 and was appointed to Co-Chief Executive Officer during October 2014 and sole Chief Executive Officer during December 2014. He served as our Chief Technology Officer from June 2012 until this appointment.

Employment Agreements

On June 1, 2012, we entered into an employment letter agreement with our former Chief Executive Officer, William Ogle, which was effective on June 11, 2012. The agreement did not have a specified term and Mr. Ogle’s employment was on an at-will basis. The agreement provided that Mr. Ogle was entitled to an annual base salary of $400,000. He was also entitled to annual incentive-based compensation with a target value of 100% of his base salary with an upper limit of 200%, to be determined and administered by our board of directors. Such incentive-based compensation may be paid in the form of shares of our common stock or cash. Mr. Ogle was awarded a restricted stock award equal to 7% of our total issued and outstanding shares calculated as of June 11, 2012. The restricted stock award will vest: (i) one-third on the one year anniversary of the grant date, and (ii) the remaining two-thirds will vest pro rata in eight equal quarterly installments. Mr. Ogle was also eligible to receive additional annual equity awards of up to 200% of his base salary subject to mutually agreeable and reasonable targets beginning in 2013. On June 11, 2012, pursuant to his employment letter agreement, we also granted to Mr. Ogle options to purchase 3% of the issued and outstanding shares of common stock of the Company on a fully-diluted basis. The options are exercisable at an exercise price equal to $0.10 per share for a term of 10 years. Mr. Ogle also was eligible to participate in the Company’s comprehensive medical and dental program. In the event that we terminate Mr. Ogle’s employment without cause or Mr. Ogle terminates his employment for good reason, we will pay him his base salary for a period of 12 months from the date of separation and he will be eligible to receive any incentive compensation subject to the applicable targets being achieved. During such severance period, we will pay the premiums for health insurance coverage substantially similar to the benefits provided to Mr. Ogle and his dependents as of the date of termination.

Effective December 31, 2014, Mr. Ogle resigned from his position as Co-Chief Executive Officer for “good reason” as defined in his employment letter agreement.  Pursuant to the agreement, Mr. Ogle shall be entitled to receive continued payment of his current base salary through September 30, 2014. In addition, Mr. Ogle’s restricted stock grant and outstanding stock options shall continue to vest through April 30, 2016. He shall also be permitted to exercise such options through December 31, 2017.

Director Compensation

We do not currently compensate our directors, except as described below.  We expect that the future compensation arrangements may be comprised of a combination of cash and/or equity awards.

On May 21, 2014, we granted stock options under the Blue Calypso, Inc. 2011 Long-Term Incentive Plan to the directors as follows:

Name	Shares Subject to Option	Exercise Price	Vesting Provisions	Expiration Date
Andrew Malloy	500,000	$0.10	Pro-rata vesting quarterly over three years	May 21, 2024
Charles Thomas	375,000	$0.10	Pro-rata vesting quarterly over three years	May 21, 2024
Ian Wolfman	375,000	$0.10	Pro-rata vesting quarterly over three years	May 21, 2024

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

Effective December 31, 2014, Mr. Ogle terminated his employment as Co-Chief Executive Officer for “good reason” as defined in his employment letter.  He will remain as Chairman of the Board. Mr. Ogle shall be entitled to receive continued payment of his current base salary through September 30, 2015. In addition, Mr. Ogle’s restricted stock grant and outstanding stock options shall continue to vest through April 30, 2016. He shall also be permitted to exercise such options through December 31, 2017.

Outstanding Equity Awards at Fiscal Year End

                The following table provides information about the number of outstanding equity awards held by our named executive officers as of December 31, 2014.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date (2)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

William Ogle	5,508,21(1)	-	5,508,218	0.10	12/31/2017	2,180,974	370,766	-	-

	1,256,177	2,512,353	3,768,530	0.24	12/31/2017	-	-	-	-

	-	6,155,163	6,155,163	0.14	12/31/2017	-	-	-	-

(1) All of these options were immediately exercisable on June 11, 2012.

(2) Mr. Ogle’s options were assigned an expiration date of December 31, 2017 upon his resignation from the Company.

(3) These options vest equally over three anniversary dates after their issuance.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number and percentage of outstanding shares of common stock and other classes of our equity securities entitled to vote on all matters submitted to a vote by holders of common stock beneficially owned as of March 17, 2015, by (i) each of our directors and named executive officers; (ii) all persons who are known by us to be beneficial owners of 5% or more of our outstanding common stock; and (iii) all of our officers and directors as a group. The percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Unless otherwise noted, to our knowledge and subject to community property laws where applicable, each of the persons listed below has sole voting and investment power with respect to the shares indicated as beneficially owned by such person. Unless otherwise noted, each person’s address is c/o Blue Calypso, Inc. 19111 North Dallas Parkway, Suite 200, Dallas, Texas 75287.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Class (1)(2)

William Ogle 19111 North Dallas Parkway, Suite 200 Dallas, TX 75287	24,412,400	(3)	9.4%

Andrew Levi 19111 North Dallas Parkway, Suite 200 Dallas, TX 75287	33,502,142		13.5%

Chris Fameree 19111 North Dallas Parkway, Suite 200 Dallas, TX 75287	0		-

Ian Wolfman 19111 North Dallas Parkway, Suite 200 Dallas, TX 75287	630,000	(4)	*

Charles Thomas 19111 North Dallas Parkway, Suite 200 Dallas, TX 75287	602,307	(5)	*

Andrew Malloy 19111 North Dallas Parkway, Suite 200 Dallas, TX 75287	595,000	(6)	*

D. Jonathan Merriman 19111 North Dallas Parkway, Suite 200 Dallas, TX 75287		0	-

Ronald L. Chez c/o Barry L. Fischer Thompson Coburn LLP 55 East Monroe Street Suite 3700 Chicago, IL 60603	18,112,361	(7)	7.3%

Scarsdale Equities LLC 10 Rockefeller Plaza, Suite 720 New York, NY 10020	17,450,000	(8)	7.0%

All directors and executive officers as a group (6 persons)	59,584,849		22.9%

(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 17, 2015, except as otherwise noted. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.
(2)	These percentages have been calculated based on 247,512,620 shares of common stock outstanding as of March 17, 2015.
(3)	Includes (i) 10,848,153 shares issuable upon exercise of vested stock options, (ii) 11,995,355 shares issued pursuant to a restricted stock grant or to be issued within 60 days from March 17, 2015, and (iii) 1,411,892 shares of common stock.
(4)	Includes 500,000 shares issuable upon exercise of vested stock options and 130,000 shares of common stock.
(5)	Includes 500,000 shares issuable upon exercise of vested stock options and 102,307 shares of common stock.
(6)	Includes 500,000 shares issuable upon exercise of vested stock options and 95,000 shares of common stock.
(7)	Based upon a Schedule 13D filed by Ronald L. Chez on September 29, 2014.
(8)	Based upon a Schedule 13G/A filed by Scarsdale Equities LLC on January 7, 2015.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

We engaged Marcum LLP ("Marcum") as our independent registered public accounting firm for the audit of our financial statements for the year ended December 31, 2013 commencing July 2013.  Prior to the engagement of Marcum, Montgomery Coscia Greilich, LLP (“MCG”) served as our independent registered public accounting firm.

During the years ended December 31, 2014 and 2013, we were billed or expect to be billed by our independent registered public accounting firms the following fees:

Audit Fee

The aggregate fees billed or expected to be billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our financial statements were approximately $95,000  by Marcum for 2014 and $121,650 for fiscal year ended 2013 associated with Marcum and $54,548 for MCG.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above were $-0- for fiscal year ended 2014 and $-0- for fiscal year ended 2013.

Tax Fees

The aggregate fees billed or expected to be billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, and tax planning were $6,500 and $8,200 for fiscal year ended 2014 and 2013 from Marcum.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal years ended 2014 and 2013.

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
10.35

Amendment No. 4 to Common Stock Purchase Warrants between the Company and the Holder dated January 9, 2014 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2014)

10.36 10.37

Amendment No. 3 to Common Stock Purchase Warrant between the Company and the Holder dated January 9, 2014 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2014)

Settlement and Standstill Agreement dated September 26, 2014 by and between Blue Calypso, Inc., Ronald L. Chez and Individual Retirement Accounts for the benefit of Ronald L. Chez (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2014)

21.1

List of subsidiaries (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on April 16, 2012)

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

Blue Calypso, Inc.

Date March 17, 2015	/s/	Andrew Levi
Andrew Levi
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/s/	Andrew Levi	Chief Executive Officer and Director	March 17, 2015
	Andrew Levi	(Principal Executive Officer)

/s/	Chris Fameree	Chief Financial Officer	March 17, 2015
	Chris Fameree	(Principal Financial and Accounting Officer)

/s/	William Ogle	Director	March 17, 2015
William Ogle

/s/	Charles Thomas	Director	March 17, 2015
Charles Thomas

/s/	Ian Wolfman	Director	March 17, 2015
Ian Wolfman

/s/	Andrew Malloy	Director	March 17, 2015
Andrew Malloy

BLUE CALYPSO, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders

of Blue Calypso, Inc.

We have audited the accompanying consolidated balance sheets of Blue Calypso, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blue Calypso, Inc. and Subsidiaries, as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 2, the Company has incurred net losses since inception and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum llp

Marcum llp

New York, NY

March 17, 2015

BLUE CALYPSO, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2014 AND 2013

	2014	2013
ASSETS
Current assets:
Cash	$1,103,201	$1,294,882
Accounts receivable, net	167,396	64,300
Prepaid expenses and other current assets	50,356	57,371
Total current assets	1,320,953	1,416,553

Property and equipment, net	6,315	10,009

Other assets:

Capitalized software development costs, net of accumulated amortization of $986,502 and $647,247 as of December 31, 2014 and 2013, respectively	794,551	984,674
Total assets	$2,121,819	$2,411,236

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$24,600	$161,225
Accrued expenses	236,526	4,878
Deferred revenue	1,100	-
Convertible notes payable, net of discount of $207,589 as of December 31, 2013	-	242,411
Warrant liability	-	2,030
Total current liabilities	262,226	410,544

Long term debt:
Convertible notes payable, net of discount of $15,830 as of December 31, 2013	-	134,170
Total liabilities	262,226	544,714

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized: Series A convertible preferred stock, $0.0001 par value; 1,700,000 shares designated; 161,827 and 750,068 shares issued and outstanding as of December 31, 2014 and 2013, respectively	16	75
Common stock, $0.0001 par value; 680,000,000 shares authorized, 245,130,308 and 188,237,262 shares issued and outstanding as of December 31, 2014 and 2013, respectively	24,514	18,824
Additional paid in capital	34,002,297	26,279,393
Accumulated deficit	(32,167,234)	(24,431,770)
Total stockholders' equity	1,859,593	1,866,522

Total liabilities and stockholders' equity	$2,121,819	$2,411,236

See the accompanying notes to these consolidated financial statements

BLUE CALYPSO, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2014	2013
REVENUE	$759,889	$341,972
Cost of revenue	412,225	142,755
Gross profit	347,664	199,217

OPERATING EXPENSES:
Sales and marketing	482,729	682,600
General and administrative	6,103,628	4,843,804
Depreciation and amortization	344,128	300,909
Total operating expenses	6,930,485	5,827,313

Loss from operations	(6,582,821)	(5,628,096)

Other expense:
Change in fair value of derivative liabilities	2,030	7,630,434
Loss on settlement or conversion inducement of debt	(413,917)	(6,810,982)
Interest expense	(740,756)	(2,015,145)
Total other expense	(1,152,643)	(1,195,693)

NET LOSS	$(7,735,464)	$(6,823,789)

Net loss per common share, basic and diluted	$(0.04)	$(0.05)

Weighted average common shares outstanding, basic and diluted	214,441,285	144,270,454

See the accompanying notes to these consolidated financial statements

BLUE CALYPSO, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY TWO YEARS ENDED DECEMBER 31, 2014

					Additional Paid in Capital		Total Stockholders' Equity
	Preferred Stock		Common Stock			Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance-January 1, 2013	1,700,000	$170	125,135,096	$12,514	$6,552,878	$(17,607,981)	$(11,042,419)
Conversion of note payable-former Affiliate to equity	-	-	3,686,634	369	552,994	-	553,363
Conversion of preferred shares to common shares	(949,932)	(95)	13,991,162	1,399	(1,304)	-	-
Return of shares from Founder	-	-	(16,572,980)	(1,658)	1,658	-	-
Conversion of notes payable and accrued interest into common stock	-	-	20,000,000	2,000	542,106	-	544,106
Shares issued to third party as debt discount in connection with notes payable	-	-	1,200,000	120	229,571	-	229,691
Shares issued as deferred financing costs in connection with notes payable	-	-	1,000,000	100	171,900	-	172,000
Subtotal	750,068	$75	148,439,912	$14,844	$8,049,803	$(17,607,981)	$(9,543,259)
Balance forward	750,068	$75	148,439,912	$14,844	$8,049,803	$(17,607,981)	$(9,543,259)
Shares issued to acquire software	-	-	1,000,000	100	149,900	-	150,000
Vesting of restricted stock units (prior year accrual of $872,387)	-	-	6,673,127	667	1,783,347	-	1,784,014
Sale of common stock associated with two private transactions	-	-	11,546,154	1,155	1,499,845	-	1,501,000
Conversion of notes payable and accrued interest into common stock	-	-	19,400,000	1,940	2,518,060	-	2,520,000
Shares issued in settlement of accounts payable	-	-	1,178,069	118	276,921	-	277,039
Reclassification of derivative liabilities to equity	-	-	-	-	6,384,814	-	6,384,814
Reclassification of warrants as derivative liabilities	-	-	-	-	(2,013,972)	-	(2,013,972)
Loss on debt modification of notes payable	-	-	-	-	6,810,982	-	6,810,982
Stock based compensation	-	-	-	-	551,483	-	551,483
Beneficial conversion feature associated with notes payable	-	-	-	-	268,210	-	268,210
Net loss	-	-	-	-	-	(6,823,789)	(6,823,789)
Balance-December 31, 2013	750,068	$75	188,237,262	$18,824	$26,279,393	$(24,431,770)	$1,866,522
Balance, January 1, 2014	750,068	$75	188,237,262	$18,824	$26,279,393	$(24,431,770)	$1,866,522
Shares issued in connection with exercise of warrants	-	-	20,491,164	2,049	1,022,509	-	1,024,558
Shares issued for services rendered	-	-	1,559,988	156	195,312	-	195,468
Shares issued in connection with exercise of options	-	-	320,000	32	21,696	-	21,728
Sale of common stock associated with private transaction	-	-	14,250,000	1,425	1,328,575		1,330,000
Conversion of preferred shares to common shares	(588,241)	(59)	8,663,343	866	(807)	-	-
Net shares cancelled in exchange for option exercise	-	-	(11,112)	(1)	1	-	-
Shares issued in settlement of convertible notes	-	-	6,957,509	696	549,304	-	550,000
Shares issued as inducement to settle convertible notes	-	-	220,000	22	37,323	-	37,345
Loss on warrant modification	-	-	-	-	460,949	-	460,949
Loss on debt conversion inducement	-	-	-	-	376,572	-	376,572
Stock based compensation	-	-	4,442,154	445	3,731,470	-	3,731,915
Net loss	-	-	-	-	-	(7,735,464)	(7,735,464)
Balance, December 31, 2014	161,827	$16	245,130,308	$24,514	$34,002,297	$(32,167,234)	$1,859,593

See the accompanying notes to these consolidated financial statements

BLUE CALYPSO, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,735,464)	$(6,823,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	344,128	300,909
Provision for doubtful accounts	23,762	-
Amortization of debt discounts	223,419	751,126
Amortization of deferred financing costs	-	234,500
Interest from warrant modification	460,949	-
Loss on debt conversion inducement	413,917	-
Loss on settlement of notes payable	-	6,810,982
Change in fair value of derivative liabilities	(2,030)	(7,630,434)
Loss on modification of warrants	-	1,027,371
Stock based compensation	3,731,915	2,530,061
Common stock issued for services rendered	195,468	-
Changes in operating assets and liabilities:
Accounts receivable	(126,857)	(20,432)
Prepaid expenses and other current assets	7,015	(54,319)
Accounts payable	(136,625)	221,821
Accrued expenses	231,648	(94,697)
Deferred revenue	1,100	(10,000)
Net cash used in operating activities	(2,367,655)	(2,756,901)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(1,180)	-
Software development costs	(149,132)	(205,515)
Net cash used in investing activities	(150,312)	(205,515)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	1,330,000	1,501,000
Proceeds from notes payable	-	2,600,000
Fees paid to third party in connection with notes payable issuance	-	(62,500)
Proceeds from exercise of options	21,728	-
Proceeds from exercise of warrants	1,024,558	-
Repayments of convertible notes payable	(50,000)	-
Net cash provided by financing activities	2,326,286	4,038,500

Net (decrease) increase in cash	(191,681)	1,076,084

Cash at beginning of period	1,294,882	218,798
Cash at end of period	$1,103,201	$1,294,882

SUPPLEMENTAL INFORMATION
Cash paid for interest	$29,127	$63,510
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of notes payable and accounts payable-former affiliate to common stock	$-	$553,363
Acquisition of technology in exchange for issuance of common stock	$-	$-
Conversion of notes payable to common and preferred stock	$550,000	$2,915,000
Conversion of accrued interest on notes payable to common stock	$-	$149,106
Reclassification of derivative liability to equity	$-	$6,384,814
Reclassification of warrants as derivative liability	$-	$2,013,972
Shares issued to third party as debt discount on notes payable	$-	$229,691
Common stock issued to acquire software	$-	$150,000
Fair value of conversion option issued in connection with convertible notes	$-	$11,930
Fair value of exercise option issued in connection with warrants	$-	$3,041,342
Issuance of shares as deferred financing costs related to notes payable	$-	$172,000
Issuance of stock to settle accounts payable	$-	$277,039

See the accompanying notes to these consolidated financial statements

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Blue Calypso, Inc. (the “Company”) is engaged in the development, licensing and enforcement of technology and intellectual property focused on digital word-of-mouth marketing and advertising. The Company’s primary activities since inception, have been the design and development of its products, negotiating strategic alliances and other agreements, and raising capital.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of December 31, 2014, the Company had cash of $1,103,201 and working capital of $1,058,727. During the year ended December 31, 2014, the Company used net cash in operating activities of $2,367,655.  The Company has not yet generated any significant revenues, and has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the year ended December 31, 2014, the Company raised $1,330,000 in cash proceeds from the sale of common stock and $1,046,286 through the exercise of common stock options and warrants.  The Company believes that its current cash on hand will be sufficient to fund its projected operating requirements through June 2015.

The Company's primary source of operating funds since inception has been cash proceeds from the private placements of common stock and preferred stock, and proceeds from private placements of convertible debt.  The Company intends to raise additional capital through private placements of debt and equity securities, but there can be no assurance that these funds will be available on terms acceptable to the Company, or will be sufficient to enable the Company to fully complete its development activities or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

Accordingly, the accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

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

The amount of consideration received upon any settlement or judgment is allocated to each element of the settlement based on the fair value of each element. Elements related to licensing agreements, royalty revenues, net of contingent legal fees, are recognized as revenue in the consolidated statement of operations. Elements that are not related to license agreements and royalty revenue in nature will be reflected as a separate line item within the other income section of the consolidated statements of operations. Elements provided in either settlement agreements or judgments include: the value of a license, legal release, and interest. When settlements or judgments are achieved at discounts to the fair value of a license, the Company allocates the full settlement or judgment, excluding specifically named elements as mentioned above, to the value of the license agreement or royalty revenue under the residual method. Legal release as part of a settlement agreement is recognized as a separate line item in the consolidated statements of operations when value can be allocated to the legal release. When the Company reaches a settlement with a defendant, no value is allocated to the legal release since the existence of a settlement removes legal standing to bring a claim of infringement and without a legal claim, the legal release has no economic value. The element that is applicable to interest income will be recorded as a separate line item in other income. The Company does not assume future performance obligations in its license arrangements. Revenue from licensing and related service fees aggregated $23,798 and $245,981 during the years ended December 31, 2014 and 2013.

The Company also has revenue from information technology design and programming consulting services. Revenue is recognized in the periods that satisfactory performance of services is delivered to customers. Revenue is recognized when persuasive evidence of an arrangement exists, delivery of the service has occurred, all obligations have been performed pursuant to the terms of the agreement, the sales price is fixed or determinable, and collectability is reasonably assured. Revenue from consulting services was $736,091 and $95,991 during the years ended December 31, 2014 and 2013.

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

As of December 31, 2014, excluding the impact of the allowance for doubtful accounts, two customers represented 62% and 20% of the Company’s accounts receivable. As of December 31, 2013, two customers represented 49% and 24% of the Company’s accounts receivable.

BLUE CALYPSO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

During the year ended December 31, 2014, three customers represented approximately 59%, 18% and 10% of total revenue, respectively.

During the year ended December 31, 2013, two agreements represented 37% and 29% of total revenue.

Cash

Cash consist of cash held in bank demand deposits. The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

The Company maintains cash in bank accounts located in the United States, which, at times, may exceed federally insured limits or be uninsured. The Company has not experienced any losses in such accounts.

Accounts Receivable

Accounts receivable primarily consists of trade receivables, net of allowances. On a periodic basis, the Company evaluates its trade receivables and establishes an allowance for doubtful accounts based on its history of past bad debt expense, collections and current credit conditions.  The Company performs on-going credit evaluations of its customers and the customer’s current credit worthiness.  Collections and payments from customers are continuously monitored. The Company maintains an allowance for doubtful accounts, which is based upon historical experience as well as specific customer collection issues that have been identified.  As of December 31, 2014 and 2013, the Company’s allowance for doubtful accounts was $23,511 and $0, respectively.  If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required in future periods.

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

BLUE CALYPSO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

Impairment of Long-lived Assets

The Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value. No impairment was deemed to exist as of December 31, 2014 and 2013. The Company re-evaluates the carrying amounts of its amortizable intangibles at least quarterly to identify any triggering events.  As described above, if triggering events require us to undertake an impairment review, it is not possible at this time to determine whether it would be necessary to record a charge or if such charge would be material.

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

The Company adopted the provisions of Accounting Standards Codification (“ASC”) Topic 740-10, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2014 and 2013. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of operations.

Net Loss per Share

The Company computes basic net income (loss) per share by dividing net income (loss) per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share as of December 31, 2014 and 2013 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

BLUE CALYPSO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	December 31, 2014	December 31, 2013
Convertible notes payable	-	3,000,000
Series A convertible preferred stock	2,383,314	11,045,655
Options to purchase common stock	22,052,736	13,877,573
Warrants to purchase common stock	11,045,654	32,495,753
Restricted stock units	2,180,974	13,456,667
Totals	37,662,678	73,875,648

Preferred Stock

Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. The Company classifies conditionally redeemable preferred shares, which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders’ equity.  As of December 31, 2014 and 2013, the Company does not have any preferred shares subject to mandatory or conditional redemption outstanding.

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

BLUE CALYPSO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company's own stock. The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between equity and liabilities is required.

The Company’s free-standing derivatives consisted of warrants to purchase common stock that were issued in connection with its private placement transactions (see Note 4) and embedded conversion options with convertible notes. The Company evaluated these derivatives to assess their proper classification in the  consolidated balance sheets using the applicable classification criteria enumerated under GAAP.  The Company determined that certain common stock purchase warrants and the embedded conversion features do not contain fixed settlement provisions.  The exercise price of such warrants is subject to adjustment in the event that the Company subsequently issues equity securities or equity linked securities with exercise prices lower than the exercise price in these warrants. The convertible notes contained a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands.

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

 Advertising

The Company's advertising costs are expensed as incurred.  Advertising expense was $2,280 and $13,589 for the years ended December 31, 2014 and 2013.

BLUE CALYPSO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

Accrued expenses:

Accrued expenses were comprised of the following:

	December 31, 2014	December 31, 2013
Payroll	$169,965	$4,878
Legal and accounting services	39,103	-
Interest and other	27,458	-
Accrued expenses	$236,526	$4,878

Recent Accounting Pronouncements

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect of the adoption of this standard and it is expected to have a material impact on the Company’s  consolidated financial statements.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supercedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not yet determined the effect of the adoption of this standard and it is expected to have an immaterial impact on the Company’s consolidated financial statements.

In August, 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entities Ability to Continue as a Going Concern. The standard is intended to define management’s responsibility to decide whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The standard requires management to decide whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The standard provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations in the footnotes. The standard becomes effective in the annual period ending after December 15, 2016, with early application permitted. The adoption of this pronouncement is not expected to have a material impact on the consolidated financial statements.  Management’s evaluations regarding the events and conditions that raise substantial doubt regarding the Company’s ability to continue as a going concern have been disclosed in Note 2.

BLUE CALYPSO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed.

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

The Company did not have any financial liabilities which were required to be measured at fair value on a recurring basis as of December 31, 2014.

Financial liabilities as of December 31, 2013 measured at fair value on a recurring basis are summarized below:

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities	$2,030	$-	$-	$2,030

BLUE CALYPSO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

The fair value of the warrants and the conversion options was calculated using a binomial lattice formula with the following weighted average assumptions during the years ended December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013

Dividend Yield	0.00%	0.00%
Volatility	78.94%	80.34% to 85.43%
Risk-free Interest Rate	0.07%	0.10% -1.71%
Term	0.66 – 0.68 years	0.90 – 3.5 years

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

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the derivative liabilities. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s Chief Financial Officer, who reports to the Chief Executive Officer, determines valuation policies and procedures.

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

BLUE CALYPSO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis for the years ended December 31, 2014 and 2013:

Balance-January 1, 2013	$10,964,006
Aggregate fair value of derivative instruments issued	3,053,272
Transfers out due to the expiration and modification of derivative aspect of financial instrument	(6,384,814)
Change in fair value of derivative liabilities	(7,630,434)
Balance – December 31, 2013	2,030
Change in fair value of derivative liabilities	(2,030)
Balance – December 31, 2014	$-

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment include the following:

	December 31, 2014	December 31, 2013

Office Equipment	$24,961	$23,781
Less: Accumulated depreciation	(18,646)	(13,772)
Property and equipment, net	$6,315	$10,009

Depreciation expense was $4,874 and $6,619 for the years ended December 31, 2014 and 2013, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31, 2014	December 31, 2013
Capitalized Software Development Costs	$1,781,053	$1,631,921
Less: Accumulated amortization	(986,502)	(647,247)
Net capitalized development costs	$794,551	$984,674

During the year ended December 31, 2013, the Company issued 1,000,000 shares of its common stock valued at $150,000 to acquire certain software technology.  The shares were valued based upon the volume weighted average price of the Company’s stock price for the thirty days prior to the closing of the transaction.  The Company recorded the fair value of the shares issued as an intangible asset with an estimated useful life of 5 years.

Amortization expense relating to the capitalized development costs was $339,255 and $294,290 for the years ended December 31, 2014 and 2013, respectively.

BLUE CALYPSO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

The estimated future amortization of intangible assets over the remaining weighted average useful life of approximately 4 years is as follows:

2015	$333,974
2016	242,323
2017	130,656
2018	69,694
Thereafter	17,904
$794,551

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

During the year ended December 31, 2013, the holder of the Secured Convertible Debentures converted the aggregate principal amount of $515,000 and accrued interest and fees aggregating $30,764 into 20,000,000 shares of common stock.  Concurrently with this transaction, a shareholder cancelled 12,886,346 shares of his common stock, which were being held in escrow pursuant to an escrow agreement between the shareholder and the Company.  In connection with the debt modification, the Company recorded a loss on debt modification of $5,459,582 representing the difference between the fair value of the aggregate shares issuable under the new conversion price and the original conversion terms of the Secured Convertible Debenture during the year ended December 31, 2013.

November 9, 2012 Exchange Agreement

On November 9, 2012, the Company entered into the exchange agreement with Aztec Systems, Inc (“Aztec”), pursuant to which the Company and Aztec agreed to exchange a promissory note with a balance of $368,059 and the Company's  existing accounts payable to Aztec of $177,899 for an 8% Convertible Note in the original principal amount of $545,958. The 8% Convertible Note was due on March 31, 2013. Pursuant to the exchange agreement, the Company agreed to register the shares of Common Stock issuable upon conversion of the 8% Convertible Note and an aggregate of 3,733,428 shares of Common Stock currently held by Aztec on or before December 31, 2012. The 8% Convertible Note is convertible into shares of the Company's Common Stock at a conversion price equal to the greater of: (i) $0.15 per share or (ii) the price per share at which Common Stock is sold in a subsequent financing. Upon effectiveness of the registration statement covering the resale of such shares, the 8% Convertible Note will automatically convert into shares of the Company's Common Stock at the applicable conversion price. The aggregate grant date fair value of the common stock was applied to the principal amount of the May 2013 Debenture to determine the debt discount. Accordingly, the Company allocated $229,691 of the proceeds to the relative fair value of the common stock on the grant date and recorded such amount as a debt discount on the date of the transaction.  A discount of $341,224 was recorded at issuance and amortization expense of $244,705 was recognized for the year ended December 31, 2013.

BLUE CALYPSO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

Upon effectiveness of the registration statement on February 12, 2013, the 8% Convertible Note and accrued interest, in the aggregate amount of approximately $550,000 automatically converted at the fixed conversion price of $0.15 per share into an aggregate of 3,686,634 shares of the Company’s common stock.

November 15, 2012 Unit Offering

On November 15, 2012, the Company commenced a private offering of up to $3,000,000 of units (the "Units") at a purchase price of $50,000 per unit pursuant to the securities purchase agreement dated November 15, 2012 (the “Purchase Agreement”). Each Unit consisted of a 10% Convertible Debenture in the principal amount of $50,000 (the “10% Debenture”) and 12,500 shares of the Company’s common stock. The 10% Debenture bears interest at a rate of 10% per annum, is due two years from the issuance date and is convertible into shares of the Company’s common stock at a conversion price of $0.20 per share. Through December 31, 2012, we issued and sold an aggregate of 9 units totaling $450,000. The 10% Debentures were determined to have an embedded beneficial conversion feature (“BCF”) under the provisions of ASC 470-20, “Debt with Conversion and Other Options” (“ASC 470-20”) based on the issue date market value and the exercise price of $0.20 per share. In accordance with ASC 470-20, a discount of $225,000 was recorded at issuance in 2012 based on the relative fair value of the instruments. During the year ended December 31, 2013 an additional $150,000 of 10% Debentures were issued. An additional discount of $268,210 was recorded in 2013. Amortization expense of $223,419 and $267,272 was recorded during the years ended December 31, 2014 and 2013, respectively. The note balance was $376,581 net of discount of $223,419 at December 31, 2013.

On November 10, 2014, the Company modified certain terms of the November 2012 Debentures maturing prior to December 31, 2014 in order to induce the holder to extend the November 2012 Debentures to December 31, 2014. In exchange, the Company provided for a reduction in the conversion price of the November 2012 Debenture to $0.08 per share. In December 2014, the Company entered into exchange agreements with the holders of such debentures pursuant to which the Company exchanged the debentures maturing on December 31, 2014 for new debentures maturing on December 31, 2015. Each debenture holder also received an additional 27,500 shares of common stock for each $50,000 in principal amount of debentures converted. In December 2014, the Company modified certain terms of the November 2012 Debentures maturing subsequent to December 31, 2014 in order to reduce the conversion price to $0.076628 per share. The holders elected to convert the convertible debentures of $550,000 for an aggregate of 7,177,509 shares of the Company’s common stock. In accordance with ASC 470-20, the fair value of the consideration was measured and recognized as an expense on the dates the inducement offer was accepted by the holder. In connection with the inducement, the Company recorded a loss of $413,917 representing the difference between the fair value of the aggregate shares issuable under the new conversion price and issuance of additional shares as compared to the original conversion feature of the November 2012 Debentures.  In December 2014, the Company repaid the remaining $50,000 of principal outstanding under the November 2012 Convertible Debentures and related accrued interest.

May 6, 2013 Convertible Debentures

On May 6, 2013, the Company issued a convertible debenture in exchange for cash proceeds of $2,400,000 (the “May 2013 Debenture”).  The May 2013 Debenture bears interest at a rate of 10% per annum, is due two years from the issuance date and is convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $0.25 per share.  In connection with the issuance of the May 2013 Debenture, the Company granted the holder an aggregate of 1,200,000 shares of common stock with a grant date fair value of $254,400.  The aggregate grant date fair value of the common stock was applied to the principal amount of the May 2013 Debenture to determine the debt discount. Accordingly, the Company allocated $229,691 of the proceeds to the relative fair value of the common stock on the grant date and recorded such amount as a debt discount on the date of the transaction.

On September 13, 2013, the Company modified certain terms of the May 2013 Debenture in order to induce the holder to convert the May 2013 Debenture into shares of the Company’s common stock as well as to eliminate certain restrictive covenants in the May 2013 Debenture. In exchange, the Company provided for a temporary reduction in the conversion price of the May 2013 Debenture to $0.13 per share through December 31, 2013, after which the conversion price would revert back to the original conversion price of $0.25 per share.

BLUE CALYPSO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

On April 19, 2013, the reset provisions of an aggregate of 22,091,310 warrants which were previously classified as derivative liabilities expired. Accordingly, the fair value at the date of expiration of $4,027,945 was reclassified from liabilities to equity.

On April 29, 2013, in connection with an amendment to the Secured Convertible Debentures, the Company reinstated the reset provisions of an aggregate of 11,045,655 warrants and extended their term from August 31, 2016 to April 30, 2018.  The fair value of the modified warrants of $3,041,342 was recorded as a liability with $2,013,972 reclassified from equity (based on original terms) and $1,027,381 charged to 2013 interest (based on term modifications). The fair values were determined using the binomial lattice model.

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

As of December 31, 2014, all warrants with embedded reset provisions had expired.  (See Note 4).

BLUE CALYPSO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock

During the year ended December 31, 2013 the Company’s founder cancelled 16,572,980 shares of common stock from an escrow as part of an agreement to facilitate financing for the Company.

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

In two private placement transactions which closed on October 7, 2013 and October 15, 2013, an aggregate of 11,546,154 shares of common stock were sold at $0.13 per share for total proceeds of $1,501,000.

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

On January 10, 2014, holders of such warrants exercised an aggregate of 11,200,000 warrants to purchase common stock at the reduced exercise price per share of $0.05 resulting in $560,000 in cash proceeds.   In connection with the warrant exercise, the Company incurred a non-cash interest expense due to warrant modification of $241,176 when the inducement offer was accepted during the year ended December 31, 2014.

On March 10, 2014, aggregate of 9,291,164 of such warrants were exercised resulting in $464,558 in cash proceeds. The Company issued such shares to the holder in April 2014. In connection with the warrant exercise, the Company incurred a non-cash interest expense due to warrant modification of $219,773 when the inducement offer was accepted during the year ended December 31, 2014.

During the year ended December 31, 2014, the Company issued an aggregate of 1,107,690 shares of its common stock as consideration for investor relations services valued at $130,000.

During the year ended December 31, 2014, the Company issued an aggregate of 452,298 shares of its common stock as consideration for legal services valued at $65,468.

On August 18, 2014, pursuant to a securities purchase agreement, the Company sold an aggregate of 14,250,000 shares of its common stock for net proceeds, after commissions and other costs, of $1,330,000.  Commissions and other costs totaled $95,000.

BLUE CALYPSO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

On December 12, 2014, 588,241 shares of the Company’s Series A Convertible Preferred Stock were converted into an aggregate of 8,663,343 shares of common stock at the stated conversion price of $0.0679 per share.

On December 31, 2014, Bill Ogle, our former Chief Executive Officer, returned to treasury, and subsequently canceled, 111,111 shares of the Company’s common stock valued at $10,000 as payment for the exercise price of 100,000 previously granted options.  Documents associated with the transaction were executed during December 2014 with actual shares issued during January 2015.  The related impact on outstanding shares has been recognized as of December 31, 2014.

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

The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.  The fair value of stock-based payment awards during the years ended December 31, 2014 and 2013 was estimated using the Black-Scholes pricing model.

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

The Company estimated forfeitures related to option grants at a weighted average annual rate of  0% per year, as the Company does not yet have adequate historical data, for options granted during the years ended December  31, 2014 and 2013.

BLUE CALYPSO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

The following assumptions were used in determining the fair value of employee and vesting non-employee options:

	December	December
	31, 2014	31, 2013
Risk-free interest rate	1.97% - 2.73%	0.62% - 0.86%
Dividend yield	0%	0%
Stock price volatility	76%-79%	35%-118%
Expected life	6-10 years	6-10 years
Weighted average grant date fair value	$0.11	$0.11

During the year ended December 31, 2013, the Company granted options to purchase an aggregate of 5,658,530 shares of common stock to certain employees and consultants. These options vest over a 2 or 3 year period, have a term of 10 years, and contain exercise prices between $0.14 and $0.24 per share. The options had an aggregate grant date fair value of $614,342.

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

On August 15, 2014, the Company’s Board of Directors approved accelerating to fully vested previously granted options of the Company’s past Chief Financial Officer and to set an expiry date of August 15, 2017.  Accordingly, the remaining unrecognized expense was charged to operations during the year ended December 31, 2014.

On October 23, 2014, the Company’s Board of Directors approved accelerating to fully vested previously granted options of the Company’s past Chief Operating Officer and to set an expiry date of December 31, 2017. Accordingly, the remaining unrecognized expense was charged to operations during the year ended December 31, 2014.

Effective December 31, 2014, the Company’s Board of Directors approved the continued vesting of previously granted options through April 30, 2016 of the Company’s former Chief Executive Officer and to set an expiry date of December 31, 2017.  Options that would not have vested through April 30, 2016 were considered forfeited as of December 31, 2014. Accordingly, the remaining unrecognized expense related to the non-forfeited options was charged to operations during the year ended December 31, 2014.

BLUE CALYPSO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

During December 2014, the Board of Directors appointed a new Board Member, Mr. Jon Merriman.  In conjunction with his appointment, the Board of Directors also approved granting Mr. Merriman 375,000 options.  As of December 31, 2014 the associated option agreement had not been finalized.  No expense associated with this transaction has been reported for the year ended December 31, 2014 and any amount is considered de minimus.

The following table summarizes the stock option activity for the years ended December 31, 2014 and 2013:

		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	Shares
Outstanding at January 1, 2013	9,460,543	$0.2508	9.35	$-
Grants	5,658,530	$0.2317	10.00	$-
Exercised	-
Forfeitures or expirations	(1,241,500)	$0.8300
Outstanding at January 1, 2014	13,877,573	$0.1914	8.7	$259,558
Grants	12,312,745	$0.13	10.00	$-
Exercised	(420,000)
Forfeitures or expirations	(3,717,582)	0.1623
Outstanding at December 31, 2014	22,052,736	$0.1687	4.2	$858,766

Exercisable at December 31, 2014	11,363,138	$0.1622	4.3	$573,899

The following table presents information related to stock options at December 31, 2014:

Options Outstanding		Options Exercisable
		Weighted Average Remaining Life In Years
			Exercisable Number of Options
Exercise Price	Number of Options

$0.00-0.10	7,879,043	4.6	6,941,543
0.11-0.25	12,903,693	3.7	3,374,928
0.26-0.50	750,000	7.4	750,000
0.51-0.90	520,000	5.2	296,667
	22,052,736	4.1	11,363,138

As of December 31, 2014, stock-based compensation of $164,541 remains unamortized and is expected to be amortized over the weighted average remaining period of 2 years.

The stock-based compensation expense related to option grants was $1,250,113 and $551,483 during the years ended December 31, 2014 and 2013, respectively.

BLUE CALYPSO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

Restricted Stock

The following table summarizes the restricted stock activity for the two years ended December 31, 2014:

Restricted shares issued as of January 1, 2013	13,456,667
Granted	-
Total Restricted Shares Issued at December 31, 2013	13,456,667
Granted	-
Total Restricted Shares Issued at December 31, 2014	13,456,667
Vested at December 31, 2014	(11,275,693)
Unvested restricted shares as of December 31, 2014	2,180,974

Stock based compensation expense related to restricted stock grants was $2,478,124 and $1,784,014 for the years ended December 31, 2014 and 2013, respectively.  As of December 31, 2014, there was no stock-based compensation relating to restricted stock unamortized, since the remaining unamortized expense was charged to operations upon the departure of the Company’s former Chief Executive Officer in December 2014.

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company, all of which were exercisable, at December 31, 2014:

Exercise Price	Number Outstanding
		Expiration Date
$0.10	11,045,654	August 2016

The following table summarizes the warrant activity for the two years ended December 31, 2014:

			Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
		Weighted-Average Exercise Price
	Shares
Outstanding at January 1, 2013	32,495,753	$0.0769	4.4	$-
Issued	-
Exercised	-
Forfeitures or expirations	-
Outstanding at January 1, 2014	32,495,753	$0.0769	3.4	$-
Grants	-			$-
Exercised	(20,491,164)	$0.05
Forfeitures or expirations	(958,935)	$0.62
Outstanding at December 31, 2014	11,045,654	$0.05	1.7	$1,325,478

Exercisable at December 31, 2014	11,045,654	$0.05	1.7	$1,325,478

BLUE CALYPSO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

The Company appointed a new Chief Financial Officer during August 2014.  Blue Calypso utilizes Assure Professional, LLC (Assure) to provide certain outsourced accounting services.  The Company’s current Chief Financial Officer is a partial owner of Assure.  The Company incurred expense of $29,940 in exchange for these services during the year ended December 31, 2014.  Included in accounts payable at December 31, 2014 was $2,250 due to Assure.

Mr. D. Jonathan Merriman, joined the Company’s Board of Directors during December 2014.  Mr. Merriman is the CEO of Merriman Capital, Inc. (“Merriman”).  Merriman provides capital market advisory services to the Company for which we incurred expense of $120,000 during the year ended December 31, 2014.  In addition, Merriman Capital advised the Company in connection with its August 2014 private placement and received an advisory fee of $95,000.  The Company primarily issues common stock in exchange for monthly services and no amount was due to Merriman at December 31, 2014.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases corporate office space under month to month operating leases with no minimum future rental payments. The operating leases do not involve contingent liabilities.

On October 1, 2012, the Company entered into a lease agreement for office space for its wholly owned subsidiary in Costa Rica and expiring on September 30, 2015 and will automatically extend for an additional 3 year term unless notification is given three months in advance.  Lease payments are $1,345 per month, increasing 3.5% at each anniversary.  In connection therewith, the Company paid a security deposit of $1,345.

On December 15, 2014, the Company entered into a lease agreement for additional office space for its wholly owned subsidiary in Costa Rica which expires on December 15, 2017 and will automatically extend for an additional 3 year term unless notification is given three months in advance.  Lease payments are $1,235 per month, increasing 3.5% at each anniversary.  In connection therewith, the Company paid a security deposit of $1,235.

Future minimum lease payments under these two agreements are as follows:

Year Ending December 31,
2015	$28,255
2016	15,355
2017	15,208
$58,818

Rental expense under the operating leases totaled $51,114 and $36,857 for the years ended December 31, 2014 and 2013, respectively.

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

On December 17, 2014, the Patent Trial and Appeal Board issued final decisions in Covered Business Method Review proceedings CBM2013-00035, CBM2013-00033, CBM2013-00046 and CBM2013-00044.  In each case, certain claims of each patent were held to be invalid for various reasons.  With respect to the ‘516, ‘679, ‘055 and ‘646 patents, many of the claims survived and the patents remain enforceable.  All of the claims of the ‘670 patent were held invalid.  The Company has appealed each of the final decisions to the United States Federal Circuit Court of Appeals.  A decision on those appeals is expected sometime in early 2016.

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

As part of the Company's settlement with Living Social, the Company's attorney is entitled to additional compensation for the value of certain non-monetary arrangements. As of December 31, 2014, the payment of such compensation is not probable or measurable.

In the normal course of business the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Legal fees for such matters are expensed as incurred and we accrue for adverse outcomes as they become probable and estimable.

NOTE 12 – INCOME TAXES

The tax effects of temporary differences that give rise to deferred tax assets are presented below:

	For The Years Ended December 31,

	2014	2013
Deferred Tax Assets:
Net operating loss carryforward	$4,447,768	$3,327,518
Stock-based compensation	2,205,340	1,862,399

Total deferred tax assets	6,653,108	5,189,917

Valuation allowance	(6,653,108)	(5,189,917)

Deferred tax asset, net of valuation allowance	$-	$-

Changes in valuation allowance	$1,463,191	$2,246,450

The income tax provision (benefit) consists of the following:

	For The Years Ended December 31,

	2014	2013
Federal:
Current	$-	$-
Deferred	(1,463,191)	(2,246,450)

State and local:
Current	-	-
Deferred	-	-
	(1,463,191)	(2,246,450)
Change in valuation allowance	1,463,191	2,246,450
Income tax provision (benefit)	$-	$-

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For The Years Ended December 31,

	2014	2013

Tax benefit at federal statutory rate	(34.0)%	(34.0)%
Other non-deductible compensation subject to SEC 162(M)	10.1%	0%
Permanent differences	5.0%	1.1%
Change in valuation allowance	18.9%	32.9%
Effective income tax rate	0%	0%

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. Based upon the Company’s history of losses since inception, management believes that it is more likely than not that future benefits of deferred tax assets will not be realized.

At December 31, 2014 and 2013, the Company had $13,081,670 and $9,533,943, respectively, of federal net operating losses that may be available to offset future taxable income. The net operating loss carry forwards, if not utilized, will expire from 2030 to 2034 for federal purposes. In accordance with Section 382 of the Internal Revenue Code, the usage of the Company’s net operating loss carry forwards are subject to annual limitations in the event of a greater than 50% ownership change.

The Company files income tax returns in the U.S. federal and Texas jurisdictions and is subject to examination by taxing authorities beginning with the year ended December 31, 2011.

NOTE 13 – SUBSEQUENT EVENTS

During March 2015, the remaining shares of the Company’s Series A Convertible Preferred Stock were converted into an aggregate of 2,382,312 shares of common stock.