Form 10-Q
period 2015-03-31
BLUE CALYPSO, INC.
filed 2015-05-14
CIK 1399587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000-53981

BLUE CALYPSO, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-8610073
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 W Renner Rd, Suite 280

Richardson, Texas 75082

(Address of principal executive offices) (zip code)

(972) 695-4776

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer,”  and “smaller reporting company”  in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 14, 2015, there were 248,996,580 shares of registrant’s common stock outstanding.

BLUE CALYPSO, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLUE CALYPSO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash	$640,243	$1,103,201
Accounts receivable	106,621	167,396
Prepaid expenses and other current assets	37,820	50,356
Total current assets	784,684	1,320,953

Property and equipment, net	10,082	6,315

Other assets:
Capitalized software development costs, net of accumulated amortization of $1,069,745 and $986,502 as of March 31, 2015 and December 31, 2014, respectively	788,538	794,551
Total assets	$1,583,304	$2,121,819

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$33,110	$24,600
Accrued expenses	182,313	236,526
Deferred revenue	1,100	1,100
Total current liabilities	216,523	262,226

Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized: Series A convertible preferred stock, $0.0001 par value; 1,700,000 shares designated; -0- and 161,827 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	-	16
Common stock, $0.0001 par value; 680,000,000 shares authorized, 248,996,580 and 245,130,308 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	24,900	24,514
Additional paid in capital	34,117,960	34,002,297
Accumulated deficit	(32,776,079)	(32,167,234)
Total stockholders' equity	1,366,781	1,859,593

Total liabilities and stockholders' equity	$1,583,304	$2,121,819

See the accompanying notes to these unaudited condensed consolidated financial statements

BLUE CALYPSO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2015	2014
REVENUE	$115,725	$164,215
Cost of revenue	55,112	73,747
Gross profit	60,613	90,468

OPERATING EXPENSES:
Sales and marketing	48,574	163,517
General and administrative	535,547	1,072,376
Depreciation and amortization	84,621	83,415
Total operating expenses	668,742	1,319,308

Loss from operations	(608,129)	(1,228,840)

Other expense:
Change in fair value of derivative liabilities	-	1,543
Interest expense	(716)	(518,064)
Total other expense	(716)	(516,521)

NET LOSS	$(608,845)	$(1,745,361)

Net loss per common share, basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding, basic and diluted	245,883,588	200,065,680

See the accompanying notes to these unaudited condensed consolidated financial statements

BLUE CALYPSO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2015
(unaudited)

						Additional		Total
	Preferred Stock			Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount		Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2015	161,827	$16		245,130,308	$24,514	$34,002,297	$(32,167,234)	$1,859,593
Conversion of preferred shares to common shares	(161,827)	(16)		2,382,312	238	(222)	-	-
Shares issued for services rendered	-		-	393,473	39	59,840	-	59,879
Stock based compensation	-	-		1,090,487	109	56,045	-	56,154
Net loss	-	-		-	-	-	(608,845)	(608,845)
Balance, March 31, 2015	-	$-		248,996,580	$24,900	$34,117,960	$(32,776,079)	$1,366,781
See the accompanying notes to these unaudited condensed consolidated financial statements

BLUE CALYPSO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(608,845)	$(1,745,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	84,621	83,415
Bad debt expense	18,476	-
Amortization of debt discounts	-	55,948
Interest from warrant modification	-	446,925
Change in fair value of derivative liabilities	-	(1,544)
Stock based compensation	56,154	513,727
Common stock issued for services rendered	59,879	-
Changes in operating assets and liabilities:
Accounts receivable	42,299	(112,240)
Prepaid expenses and other current assets	12,536	15,024
Accounts payable	8,510	2,493
Accrued expenses	(54,213)	100,598
Deferred revenue	-	10,475
Net cash used in operating activities	(380,583)	(630,540)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(5,144)	-
Software development costs	(77,231)	(8,985)
Net cash used in investing activities	(82,375)	(8,985)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	-	1,024,558
Net cash provided by financing activities	-	1,024,558

Net (decrease) increase in cash	(462,958)	385,033

Cash at beginning of period	1,103,201	1,294,882
Cash at end of period	$640,243	$1,679,915

SUPPLEMENTAL INFORMATION
Cash paid for interest	$27,976	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:	-	-

See the accompanying notes to these unaudited condensed consolidated  financial statements

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Blue Calypso, Inc., a Delaware corporation (the "Company”), is engaged in the development, licensing and enforcement of technology and intellectual property focused on digital word-of-mouth marketing and advertising. In January 2014, the Company transitioned from a development stage enterprise to an operating company.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of March 31, 2015 and for the three months ended March 31, 2015 and 2014. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results for the full year ending December 31, 2015, or any other period.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2014 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on March 17, 2015.

NOTE 2 –GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of March 31, 2015, the Company had cash of $640,243 and working capital of $568,161. During the three months ended March 31, 2015, the Company used net cash in operating activities of $380,583.  The Company has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Accordingly, the accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
(unaudited)

NOTE 3 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the recoverability and useful lives of long-lived assets, the fair value of the Company’s stock, stock-based compensation, debt discounts and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

Concentrations of Credit Risk

As of March 31, 2015, three customers represented 28%, 50% and 12% of the Company’s accounts receivable. As of December 31, 2014, two customers represented 62% and 20% of the Company’s accounts receivable.

During the three months ended March 31, 2015, three customers represented 11%, 64% and 15% of total revenue. During the three months ended March 31, 2014, two customers represented 71% and 13% of total revenue.

Net Loss per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock”and/or “if converted”methods as applicable. The computation of basic and diluted loss per share for the three months ended March 31, 2015 and 2014 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
(unaudited)

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	March 31, 2015	March 31, 2014
Convertible notes payable	-	3,000,000
Series A convertible preferred stock	-	11,045,655
Options to purchase common stock	22,365,236	23,110,318
Warrants to purchase common stock	11,045,654	12,004,589
Restricted stock units	1,090,487	5,532,640
Totals	34,501,377	54,693,202

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

NOTE 4 – STOCKHOLDERS’ EQUITY

On March 3, 2015, 161,827 shares of the Company’s Series A Convertible Preferred Stock were converted into an aggregate of 2,382,312 shares of common stock at the stated conversion price of $0.0679 per share.

During the three months ended March 31, 2015, the Company issued 180,053 shares of its common stock as consideration for investor relations services valued at $30,000.

During the three months ended March 31, 2015, the Company issued 213,420 shares of its common stock as consideration for legal services valued at $29,879.

Options

Option valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from using the Company’s historical stock prices for 2015. Prior to 2015, the Company derived the volatility figure from an index of historical stock prices for comparable entities. Management determined this assumption to be a more accurate indicator of value. The Company accounts for the expected life of options based on the contractual life of options for non-employees. For employees, the Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla" options, as defined in the accounting standards codification.

The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
(unaudited)

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

The Company estimated forfeitures related to option grants at a weighted average annual rate of  0% per year, as the Company does not yet have adequate historical data, for options granted during the three months ended March 31, 2015 and 2014.

The following assumptions were used in determining the fair value of employee and vesting non-employee options during the three months ended March 31, 2015 and 2014:

	March 31, 2015	March 31, 2014
Risk-free interest rate	1.68% - 1.94%	2.65% - 2.73%
Dividend yield	0%	0%
Stock price volatility	140.67%-145.24%	78.9% - 79.2%
Expected life	7 - 10 years	8-10 years
Weighted average grant date fair value	$0.11	$0.11

During the three months ended March 31, 2015, the Company granted options to purchase 375,000 shares of common stock to a new board member. These options vest over a 3 year period, have a term of 10 years, and contain an exercise price of $0.10 per share. The options had an aggregate grant date fair value of $34,945.

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate IntrinsicValue
Outstanding at January 1, 2015	22,052,736	$0.1687	4.2	$ 858,766
Granted	375,000	$0.10	10.0
Canceled	(62,500)	$0.12
Outstanding at March 31, 2015	22,365,236	$0.17	3.9	$ 429,012

Exercisable at March 31, 2015	16,047,474	$0.16	3.7	$ 373,706

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
(unaudited)

The following table presents information related to stock options at March 31, 2015:

Options Outstanding		Options Exercisable
		Weighted Average Remaining Life In Years
			Exercisable Number of Options
Exercise Price	Number of Options

$0.00-0.10	8,254,043	4.3	7,342,585
0.11-0.25	12,841,193	3.5	7,658,222
0.26-0.50	750,000	5.0	750,000
0.51-0.90	520,000	5.0	296,667
	22,365,236	3.9	16,047,474

As of March 31, 2015, stock-based compensation of $140,587 remains unamortized and is expected to be amortized over the weighted average remaining period of 2 years.

The stock-based compensation expense related to option grants was $56,154 and $75,717 during the three months ended March 31, 2015 and 2014, respectively.

Restricted Stock

As of March 31, 2015, the Company had unissued restricted shares of 1,090,487.  Stock based compensation expense related to restricted stock grants was $-0- and $438,010 for the three months ended March 31, 2015 and 2014, respectively.  As of December 31, 2014, there was no stock-based compensation relating to restricted stock unamortized, since the remaining unamortized expense was charged to operations upon the departure of the Company’s former Chief Executive Officer in December 2014.

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
(unaudited)

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company, all of which were exercisable, at March 31, 2015:

Exercise Price	Number Outstanding
		Expiration Date
$0.10	11,045,654	August 2016

The following table summarizes the warrant activity for the two years ended December 31, 2014:

			Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
		Weighted-Average Exercise Price
	Shares
Outstanding at January 1, 2015	11,045,654	$0.10	1.7	$1,325,478
Grants	-			$-
Exercised	-
Forfeitures or expirations	-
Outstanding at March 31, 2015	11,045,654	$0.10	1.4	$1,015,096

Exercisable at March 31, 2015	11,045,654	$0.10	1.4	$1,015,096

 NOTE 5 – RELATED PARTY TRANSACTIONS

The Company appointed a new Chief Financial Officer during August 2014.  Blue Calypso utilizes Assure Professional, LLC (“Assure”) to provide certain outsourced accounting services.  The Company’s current Chief Financial Officer is a partial owner of Assure.  The Company incurred expense of $6,750 in exchange for these services during the three months ended March 31, 2015.  Included in accounts payable at March 31, 2015 was $2,250 due to Assure.

Mr. D. Jonathan Merriman, joined the Company’s Board of Directors during December 2014.  Mr. Merriman is the CEO of Merriman Capital, Inc. (“Merriman”).  Merriman provides capital market advisory services to the Company for which we incurred expense of $30,000 during the three months ended March 31, 2015. The Company primarily issues common stock in exchange for monthly services and no amount was due to Merriman at March 31, 2015.

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
(unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

Between July 19, 2013 and October 3, 2013, Groupon filed petitions with the Patent Trial & Appeals Board (“PTAB”) requesting institution of Covered Business Method Review of all asserted claims. On December 19, 2013 and January 17, 2014, the PTAB issued decisions instituting review on all but four of the asserted claims. On January 14, 2014, the Company and all defendants filed a joint motion to stay the district court litigation. The Court granted the motion and stayed the case on January 16, 2014 pending a decision by the PTAB. Trial on the Covered Business Method Reviews at the PTAB occurred during September 2014. On February 3, 2014, Groupon filed a petition to the U.S. Court of Appeals for the Federal Circuit for mandamus on the district court's denial of its motion to transfer. On April 23, 2014, the petition was denied by the Federal Circuit.

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

On April 2, 2015, the District Court lifted the stay and required the Parties to file a joint docket control order.  On April 5, 2015, the Court set a Markman Hearing for June 29, 2015, and jury selection for December 14, 2015.  On April 15, 2015, the Parties filed their joint docket control order.  The Court entered its docket control order on April 23, 2015.

As part of the Company's settlement with Living Social, the Company's attorney is entitled to additional compensation for the value of certain non-monetary arrangements. As of March 31, 2015, the payment of such compensation is not probable or measurable.

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

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
(unaudited)

NOTE 7 – SUBSEQUENT EVENTS

On April 1, 2015, the Board of Directors approved a proposed amendment to the Certificate of Incorporation of the Company to effect a reverse stock split of the Company’s common stock in the range of 10:1 to 50:1, such ratio to be determined in the discretion of the Board. The proposed amendment will be submitted to the stockholders of the Company for approval and cannot be implemented until it has been approved by requisite number of the Company’s stockholders.

On April 6, 2015, the Company entered into a letter of engagement with a third party firm pursuant to which the firm will act as the sole book runner and lead managing underwriter in connection with a potential registered follow – on offering of common stock or a combination of common stock and warrants.

On April 10, 2015, the Company granted options to purchase 1,000,000 shares of common stock to each of the four board members for a total of 4,000,000 options. These options vest over a 3 year period, have a term of 10 years, and contain an exercise price equal to the market price on the grant date.

On May 6, 2015, the Company granted options totaling 800,000 shares of common stock among three different employees. In general, these options vest over a 3 year period, have a term of 10 years, and contain an exercise price equal to the market price on the grant date. For 500,000 of the options, one third vest immediately with the balance vesting quarterly over a term of two years.

During April and May 2015, the Company entered into advisory agreements with four individuals.  Pursuant to these agreements the Company anticipates granting each individual 100,000 options for a total of 400,000 options.  As of the date the financial statements were issued we have not finalized the grant of these options.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:

•	our ability to raise additional capital;
•	minimal operating history or revenue;
•	our ability to attract and retain qualified personnel;
•	market acceptance of our platform;
•	our limited experience in a relatively new industry;
•	regulatory and competitive developments;
•	intense competition with larger companies;
•	general economic conditions
•	failure to adequately protect our intellectual property;
•	technological obsolescence of our products and services;
•	technical problems with our products and services;
•	loss or retirement of key executives, and
•	other factors set forth under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission.

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

Between July 19, 2013 and October 3, 2013, Groupon filed petitions with the Patent Trial & Appeals Board (“PTAB”) requesting institution of Covered Business Method Review of all asserted claims. On December 19, 2013 and January 17, 2014, the PTAB issued decisions instituting review on all but four of the asserted claims. On January 14, 2014, the Company and all defendants filed a joint motion to stay the district court litigation. The Court granted the motion and stayed the case on January 16, 2014 pending a decision by the PTAB. Trial on the Covered Business Method Reviews at the PTAB occurred during September 2014. On February 3, 2014, Groupon filed a petition to the U.S. Court of Appeals for the Federal Circuit for mandamus on the district court's denial of its motion to transfer. On April 23, 2014, the petition was denied by the Federal Circuit.

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

On April 2, 2015, the District Court lifted the stay and required the Parties to file a joint docket control order.  On April 5, 2015, the Court set a Markman Hearing for June 29, 2015, and jury selection for December 14, 2015.  On April 15, 2015, the Parties filed their joint docket control order.  The Court entered its docket control order on April 23, 2015.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the recoverability and useful lives of long-lived assets, the fair value of the Company’s stock, stock-based compensation, debt discounts and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

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

Impairment of Long-Lived Assets

The Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the property exceeds its fair market value. No impairment was deemed to exist as of March 31, 2015 and December 31, 2014. The Company re-evaluates the carrying amounts of its amortizable intangibles at least quarterly to identify any triggering events.  As described above, if triggering events require us to undertake an impairment review, it is not possible at this time to determine whether it would be necessary to record a charge or if such charge would be material.

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

Results of Operations

Comparison of Three Months Ended March 31, 2015 and 2014

Results of Operations

Net Loss.  For the three months ended March 31, 2015, we had a net loss of $608,845, as compared to a net loss of $1,745,361 for the three months ended March 31, 2014. The decrease in net loss resulted primarily from a reduction in our sales and marketing of $114,943, general and administrative costs of $536,829 and interest expense of $517,348.

Revenue.   Revenue for the three months ended March 31, 2015 was $115,725, as compared to $164,215 in revenues for the same period in 2014.  The majority of the revenue in the current and prior year was derived from our Blue Calypso Labs services.  The decrease in revenue is primarily due to timing in development projects.

Cost of Revenue.  Our cost of revenue was $55,112 for the three months ended March 31, 2015, as compared to $73,747 for the same period in 2014. Cost of revenue for the three months ended March 31, 2015 was primarily comprised of costs related to internal IT professional staff members assigned to the Blue Calypso Labs group.

Sales and Marketing.  For the three months ended March 31, 2015, sales and marketing expenses decreased by $114,943 to $48,574 as compared to the same period in 2014. Sales and marketing expenses decreased as the Company reduced sales personnel.

General and Administrative.  For the three months ended March 31, 2015, general and administrative expenses were $535,547 as compared to $1,072,376 for the three months ended March 31, 2014.  This was primarily due to a reduction of $436,195 in stock based compensation associated with certain restricted stock incentives during the three months ended March 31, 2014.  As a result of the former Chief Executive Officer’s resignation, the Company incurred the $436,195 in expense during 2014 with no corresponding 2015 expense.

Depreciation and Amortization.  Depreciation and amortization expenses relate primarily to the amortization of capitalized software development.  Depreciation and amortization expenses were $84,621 for the three months ended March 31, 2015 as compared to $83,415 for the three months ended March 31, 2014, representing an increase of $1,206 which was primarily due to an increase in additional capitalized software during the period.  For the three months ended March 31, 2015, we incurred $77,231 of capitalized software development costs associated with improvements to our commercial platform. This compares to $8,985 of capitalized software development costs for the quarter ended March 31, 2014.  The Company continues to invest in the ongoing improvements to its core social media platform.

Change in fair value of derivative liabilities.  We issued warrants and convertible debt that contain certain reset provisions in connection with financing and debt settlements.  As such, we are required to record these reset provisions as a liability and mark them to market each reporting period.  In 2015, these provisions had expired versus a gain for the three months ended March 31, 2014 of $1,543.  As of March 31, 2015 there no longer is a liability associated with derivative liabilities as the underlying securities have been converted to common stock and are no longer outstanding.

Interest Expense.  Interest expense was $716 for the three months ended March 31, 2015 as compared to $518,064 for the three months ended March 31, 2014. Interest expense for the current period represents credit card and vendor financing.  In comparison, interest for 2014 related to $15,000 interest expense on an outstanding $600,000 notes payable, amortization of beneficial conversion features on notes payable of $55,948 and interest expense related to the modification of warrants to induce conversion of $446,925.

Cash Flows

Net cash used in operating activities during the three months ended March 31, 2015 was $380,583 as compared to $630,540 for the three months ended March 31, 2014. Cash used in operations for the three months ended March 31, 2015 was comprised of a net loss of $608,845 offset primarily by certain non-cash items:  1) bad debt expense of $18,476; 2) stock based compensation expenses of $116,033; 3) depreciation and amortization of $84,621 and 4) net change in operating assets and liabilities of $9,132.

Net cash used in investing activities during the three months ended March 31, 2015 was $82,375, as compared to $8,985 for the three months ended March 31, 2014. This increase was primarily attributable to additional expenditures on the development of our software.

During the three months ended March 31, 2015, we did not have any cash provided by financing activities as compared to $1,024,558 for the same period in 2014.   During the three months ended March 31, 2014, the Company received $1,024,558 in proceeds from the exercise of warrants.

Off Balance Sheet Arrangements

None

Liquidity and Capital Resources

As of March 31, 2015, the Company had cash of $640,243 and working capital of $568,161.  During the three months ended March 31, 2015, the Company used net cash in operating activities of $380,583.  The Company has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company believes that its current cash on hand will be sufficient to fund its projected operating requirements through June of 2015.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Between July 19, 2013 and October 3, 2013, Groupon filed petitions with the Patent Trial & Appeals Board (“PTAB”) requesting institution of Covered Business Method Review of all asserted claims. On December 19, 2013 and January 17, 2014, the PTAB issued decisions instituting review on all but four of the asserted claims. On January 14, 2014, the Company and all defendants filed a joint motion to stay the district court litigation. The Court granted the motion and stayed the case on January 16, 2014 pending a decision by the PTAB. Trial on the Covered Business Method Reviews at the PTAB occurred during September 2014. On February 3, 2014, Groupon filed a petition to the U.S. Court of Appeals for the Federal Circuit for mandamus on the district court's denial of its motion to transfer, which remains pending as of the date of this report.   On April 23, 2014, the petition was denied by the Federal Circuit.

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

On April 2, 2015, the District Court lifted the stay and required the Parties to file a joint docket control order.  On April 5, 2015, the Court set a Markman Hearing for June 29, 2015, and jury selection for December 14, 2015.  On April 15, 2015, the Parties filed their joint docket control order which has yet to be entered by the Court.

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

ITEM 1A.RISK FACTORS

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

BLUE CALYPSO, INC.

Date:	May 14, 2015	By:	/s/ Andrew Levi
		Name:	Andrew Levi
		Title:	Chief Executive Officer