Form 10-Q
period 2015-06-30
BLUE CALYPSO, INC.
filed 2015-08-03
CIK 1399587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

As of August 3, 2015, there were 5,013,366 shares of registrant’s common stock outstanding.

BLUE CALYPSO, INC.

Note: On June 26, 2015, the Company filed an amendment to its Articles of Incorporation and effected a 50-for-1 reverse stock split of its issued and outstanding shares of common stock, $0.0001 par value, whereby 250,666,631 outstanding shares of the Company’s common stock were converted into 5,013,366 shares of the Company's common stock. The reverse stock split was effective in the market commencing on July 2, 2015. All per share amounts and number of shares in the condensed consolidated financial statements, related notes and other items throughout this Form 10-Q have been retroactively restated to reflect the reverse stock split.

PART I –  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLUE CALYPSO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014

	(unaudited)
ASSETS
Current assets:
Cash	$74,725	$1,103,201
Accounts receivable, net	79,618	167,396
Prepaid expenses and other current assets	47,912	50,356
Total current assets	202,255	1,320,953

Property and equipment, net	10,022	6,315

Other assets:
Deferred offering costs	79,912	-
Capitalized software development costs, net of accumulated amortization of $1,156,478 and $986,502 as of June 30, 2015 and December 31, 2014, respectively	775,190	794,551
Total assets	$1,067,379	$2,121,819

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$108,139	$24,600
Accrued expenses	107,040	236,526
Deferred revenue	-	1,100
Total current liabilities	215,179	262,226

Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized: Series A convertible preferred stock, $0.0001 par value; 1,700,000 shares designated; -0- and 161,827 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	-	16
Common stock, $0.0001 par value; 680,000,000 shares authorized, 5,013,366 and 4,902,639 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	501	490
Additional paid in capital	34,323,624	34,026,321
Accumulated deficit	(33,471,925)	(32,167,234)
Total stockholders' equity	852,200	1,859,593

Total liabilities and stockholders' equity	$1,067,379	$2,121,819

See the accompanying notes to these unaudited condensed consolidated financial statements

BLUE CALYPSO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
REVENUE	$109,489	$122,032	$225,214	$286,247
Cost of revenue	44,665	71,046	99,777	144,793
Gross profit	64,824	50,986	125,437	141,454

OPERATING EXPENSES:
Sales and marketing	105,681	144,949	154,255	308,466
General and administrative	566,078	1,178,874	1,101,625	2,251,250
Depreciation and amortization	88,154	84,776	172,775	168,191
Total operating expenses	759,913	1,408,599	1,428,655	2,727,907

Loss from operations	(695,089)	(1,357,613)	(1,303,218)	(2,586,453)

Other expense:
Change in fair value of derivative liabilities	-	487	-	2,030
Interest expense	(757)	(96,126)	(1,473)	(614,190)
Total other expense	(757)	(95,639)	(1,473)	(612,160)

NET LOSS	$(695,846)	$(1,453,252)	$(1,304,691)	$(3,198,613)

Net loss per common share, basic and diluted	$(0.14)	$(0.34)	$(0.26)	$(0.78)

Weighted average common shares outstanding, basic and diluted	4,985,204	4,218,096	4,951,625	4,110,304

See the accompanying notes to these unaudited condensed consolidated financial statements

BLUE CALYPSO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY SIX MONTHS ENDED JUNE 30, 2015 (unaudited)

					Additional Paid in Capital		Total Stockholders' Equity
	Preferred Stock		Common Stock			Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance, January 1, 2015	161,827	$16	4,902,639	$490	$34,026,321	$(32,167,234)	$1,859,593
Conversion of preferred shares to common shares	(161,827)	(16)	47,646	5	11	-	-
Shares issued for services rendered	-	-	19,461	2	128,399	-	128,401
Stock based compensation	-	-	43,620	4	168,893	-	168,897
Net loss	-	-	-	-	-	(1,304,691)	(1,304,691)
Balance, June 30, 2015	-	$-	5,013,366	$501	$34,323,624	$(33,471,925)	$852,200

See the accompanying notes to these unaudited condensed consolidated financial statements

BLUE CALYPSO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,304,691)	$(3,198,613)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	172,775	168,191
Bad debt expense	19,141	-
Amortization of debt discounts	-	125,550
Interest from warrant modification	-	460,949
Change in fair value of derivative liabilities	-	(2,030)
Stock based compensation	168,897	1,109,565
Common stock issued for services rendered	128,401	80,000
Changes in operating assets and liabilities:
Accounts receivable	68,637	(65,287)
Prepaid expenses	2,444	35,430
Accounts payable	83,539	(56,197)
Accrued expenses	(129,486)	44,396
Deferred revenue	(1,100)	48,069
Net cash used in operating activities	(791,443)	(1,249,977)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(6,506)	-
Software development costs	(150,615)	(63,434)
Net cash used in investing activities	(157,121)	(63,434)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of options	-	21,728
Deferred offering costs	(79,912)	-
Proceeds from exercise of warrants	-	1,024,558
Net cash (used) provided by financing activities	(79,912)	1,046,286

Net decrease in cash	(1,028,476)	(267,125)

Cash at beginning of period	1,103,201	1,294,882
Cash at end of period	$74,725	$1,027,757

SUPPLEMENTAL INFORMATION
Cash paid for interest	$1,473	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of shares upon conversion of Series A convertible preferred stock	$16	$-

See the accompanying notes to these unaudited condensed consolidated financial statements

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Blue Calypso, Inc., a Delaware corporation (the "Company”), is engaged in the development, sales, delivery, licensing and enforcement of technology and intellectual property focused on mobile shopper engagement and digital word-of-mouth marketing and advertising. In January 2014, the Company transitioned from a development stage enterprise to an operating company.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results for the full year ending December 31, 2015, or any other period.  These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2014 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on March 17, 2015.

NOTE 2 –GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of June 30, 2015, the Company had cash of $74,725 and a working capital deficit of $12,924. During the six months ended June 30, 2015, the Company used net cash in operating activities of $791,443. The Company has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

On July 20, 2015, the Company issued a senior convertible note with a principal amount of $550,000 (See Note 14) for a purchase price of $500,000.  It is anticipated that the proceeds from this note will provide the Company with cash sufficient to fund operations through September 2015.

The Company's primary source of operating funds since inception has been cash proceeds from private placements of common stock, preferred stock, convertible debentures and the exercise of warrants. On April 6, 2015, the Company entered into a letter of engagement with a third party firm pursuant to which the firm will act as the sole book runner and lead managing underwriter in connection with a potential registered follow–on offering of common stock or a combination of common stock and warrants. On May 26, 2015, the Company filed a Registration Statement on Form S-1 associated with this potential offering. In conjunction with the potential offering, we have applied for our shares to be listed on a national securities exchange. There can be no assurance that the follow-on offering will be completed, that our application to the national securities exchange will be accepted or that funds associated with this potential offering will be available on terms acceptable to the Company, or that the funds from such offering will be sufficient to enable the Company to fully execute its business plan or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

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
JUNE 30, 2015
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

Concentrations of Credit Risk

As of June 30, 2015, three customers represented 35%, 27% and 18% of the Company’s accounts receivable. As of December 31, 2014, two customers represented 62% and 20% of the Company’s accounts receivable.

During the three months ended June 30, 2015, two customers represented 56% and 20% of total revenue.

During the six months ended June 30, 2015, three customers represented 60%, 15% and 11% of total revenue.

During the three months ended June 30, 2014, three customers represented 57%, 15% and 12% of total revenue.

During the six months ended June 30, 2014, three customers represented 46%, 24% and 14% of total revenue.

Deferred Offering Costs

The Company classifies amounts related to a potential future offering not closed as of the balance sheet date as Deferred Offering Costs. During the six months ended June 30, 2015, the Company capitalized costs in the amount of $79,912 as Deferred Offering Costs in the accompanying condensed consolidated balance sheet.

Net Loss per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period,adjusted to give effect to the 50-for-1 reverse stock split, which was effective in the market on July 2, 2015 (see Note 4), and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share for the three and six months ended June 30, 2015 and 2014 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(unaudited)

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	June 30, 2015	June 30, 2014

Convertible notes payable	-	60,000
Series A convertible preferred stock	-	220,913
Options to purchase common stock	565,939	517,406
Warrants to purchase common stock	220,913	240,092
Restricted stock units	-	88,843
Totals	786,852	1,127,254

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) Number 2015-3 entitled “Simplifying the Presentation of Debt Issuance Costs.” The new guidance specifies that debt issuance costs under the new standard are to be netted against the carrying value of the financial liability. Under current guidance, debt issuance costs are recognized as a deferred charge and reported as a separate asset on the balance sheet. The new guidance aligns the treatment of debt issuance costs and debt discounts in that both reduce the carrying value of the liability. It is important to note that neither the recognition nor measurement of debt issuance costs is changed as a result of the ASU. Amortization of debt issuance costs is to be recorded as interest expense on the income statement.  The effective date of the new guidance is for fiscal years beginning after December 15, 2015, for public business entities and interim periods within those fiscal years.  Early adoption is permitted for financial statements that have not been issued previously. The Company does not believe the effect of the adoption of this standard will have a material impact on the Company’s condensed consolidated financial statements.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.  Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed.

NOTE 4 – STOCKHOLDERS’ EQUITY

On June 26, 2015, the Company filed an amendment to its Articles of Incorporation and effected a 50-for-1 reverse stock split of its issued and outstanding shares of common stock, $0.0001 par value, whereby 250,666,631 outstanding shares of the Company’s common stock were converted into 5,013,366 shares of the Company's common stock. The reverse stock split was effective in the market commencing on July 2, 2015. All per share amounts and number of shares in the condensed consolidated financial statements, related notes and other items throughout this Form 10-Q have been retroactively restated to reflect the reverse stock split.

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(unaudited)

On March 3, 2015, 161,827 shares of the Company’s Series A Convertible Preferred Stock were converted into an aggregate of 47,646 shares of common stock at the stated conversion price of $3.395 per share.

During the six months ended June 30, 2015, the Company issued 8,188 shares of its common stock as consideration for investor relations services valued at $60,000.

During the six months ended June 30, 2015, the Company issued 11,273 shares of its common stock as consideration for legal services valued at $68,401.

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

The Company estimated forfeitures related to option grants at a weighted average annual rate of  0% per year, as the Company does not yet have adequate historical data, for options granted during the three and six months ended June 30, 2015 and 2014.

The following assumptions were used in determining the fair value of employee and vesting non-employee options during the three and six months ended June 30, 2015 and 2014:

	June 30, 2015	June 30, 2014
Risk-free interest rate	1.68% - 2.07%	2.13% - 2.73%
Dividend yield	0%	0%
Stock price volatility	123.45%-145.24%	77.6% - 79.2%
Expected life	5 - 10 years	8-10 years
Weighted average grant date fair value	$5.98	$5.50

In January 2015, the Company granted options to purchase 7,500 shares of common stock to a new board member. These options vest over a 3 year period, have a term of 10 years, and contain an exercise price of $5.00 per share. The options had an aggregate grant date fair value of $34,945.

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(unaudited)

In April 2015, the Company granted options to purchase 80,000 shares of common stock to board members.  These options vest beginning June 30, 2015 through March 31, 2018 on a quarterly basis, have a term of 10 years and contain an exercise price of $7.00 per share.  The options had an aggregate grant date fair value of $493,774.

In May 2015, the Company granted an option to purchase 10,000 shares of common stock to a consultant.  These options vest beginning June 30, 2015 through March 31, 2017 on a quarterly basis, have a term of 10 years and contain an exercise price of $7.00 per share.  The options had an aggregate grant date fair value of $52,049.

In May 2015, the Company granted an option to purchase 1,000 shares of common stock to an employee.  These options vest over three years on the grant date anniversary, have a term of 10 years and contain an exercise price of $6.50 per share.  The options had an aggregate grant date fair value of $5,570.

In May 2015, the Company granted an option to purchase 20,000 shares of common stock to a new board member.  These options vest beginning June 30, 2015 through March 31, 2018 on a quarterly basis, have a term of 10 years and contain an exercise price of $7.00 per share.  The options had an aggregate grant date fair value of $128,115.

In June 2015, the Company granted options to purchase 8,000 shares of common stock to four consultants.  These options vest beginning June 30, 2015 through March 31, 2018 on a quarterly basis, have a term of 10 years and contain an exercise price of $7.00 per share.  The options had an aggregate grant date fair value of $41,688.

The following table summarizes the stock option activity for the six months ended June 30, 2015:

			Weighted Average Remaining Contractual Term
		Weighted-Average Exercise Price		Aggregate Intrinsic Value
	Shares
Outstanding at January 1, 2015	441,064	$8.44	4.2	$858,766
Granted	126,500	$6.88	10.0
Canceled/expired	(1,625)	$5.73
Outstanding at June 30, 2015	565,939	$8.09	4.9	$118,486

Exercisable at June 30, 2015	344,683	$8.05	3.7	$110,570

The following table presents information related to stock options at June 30, 2015:

Options Outstanding		Options Exercisable
		Weighted Average Remaining Life In Years
			Exercisable Number of Options
Exercise Price	Number of Options

$0.00-5.00	165,081	4.0	149,247
5.01-12.50	375,449	5.3	174,494
12.51-25.00	15,008	4.7	15,008
25.01-45.00	10,401	4.7	5,934
	565,939	4.9	344,683

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(unaudited)

As of June 30, 2015, stock-based compensation of $747,826 remains unamortized and is expected to be amortized over the weighted average remaining period of 3 years.

The stock-based compensation expense related to option grants was $112,744 and $168,897 during the three and six months ended June 30, 2015, respectively, and $157,828 and $233,545 during the three and six months ended June 30, 2014, respectively.

Restricted Stock

As of June 30, 2015, the Company did not have any unissued restricted shares.  Stock based compensation expense related to restricted stock grants was $-0- for the three and six months ended June 30, 2015, and $438,010 and $876,020 for the three and six months ended June 30, 2014, respectively.

Warrants

The following table summarizes the warrant activity for the six months ended June 30, 2015:

			Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
		Weighted-Average Exercise Price
	Shares
Outstanding at January 1, 2015	220,913	$5.00	1.7	$1,325,478
Grants	-			$-
Exercised	-
Forfeitures or expirations	-
Outstanding at June 30, 2015	220,913	$5.00	1.2	$110,457

Exercisable at June 30, 2015	220,913	$5.00	1.2	$110,457

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company appointed a new Chief Financial Officer during August 2014.  The Company utilizes Assure Professional, LLC (“Assure”) to provide certain outsourced accounting services.  The Company’s current Chief Financial Officer is a partial owner of Assure.  The Company incurred expense of $6,750 and $13,500 in exchange for these services during the three and six months ended June 30, 2015, respectively.  Included in accounts payable at June 30, 2015 was $4,500 due to Assure.

Mr. D. Jonathan Merriman was appointed to the Company’s Board of Directors during December 2014.  Mr. Merriman is the CEO of Merriman Capital, Inc. (“Merriman”).  Merriman provides capital market advisory services to the Company for which we incurred expense of $30,000 and $60,000 during the three and six months ended June 30, 2015, respectively. The Company primarily issues common stock in exchange for monthly services and no amount was due to Merriman at June 30, 2015.

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Litigation

On July 31, 2012, the Company filed suit against Groupon, Inc. in the Eastern District of Texas in Civil Action No. 6:12-cv-00486. The Company filed additional suits against IZEA, Inc. on October 17, 2012, Yelp, Inc. on October 17, 2012, and Foursquare Labs, Inc. on October 31, 2012 in Civil Action Nos. 6:12-cv-786, 6:12-cv-788, 6:12-cv-837, respectively. Each of these cases alleges that the defendants infringe U.S. Patent Nos. 7,664,516 entitled "Method and System for Peer-to-Peer Advertising Between Mobile Communication Devices" and 8,155,679 entitled "System and Method for Peer-to-Peer Advertising Between Mobile Communication Devices." The Company subsequently added U.S. Patent Nos. 8,438,055, 8,452,646, and 8,457,670 to the cases, alleging each defendant infringed the newly added patents. Each of the defendants have answered, denying infringement and claiming that the asserted patents are invalid. Groupon, Yelp, and Foursquare filed counterclaims for declaratory judgment that the asserted patents are invalid and not infringed. Yelp filed an additional counterclaim for declaratory judgment that the asserted patens are unenforceable. The Court subsequently consolidated the actions for at least pre-trial purposes. Groupon filed a motion to transfer the case against it to the U.S. District Court for the Northern District of Illinois, which the Court denied on September 27, 2013.  On February 3, 2014, Groupon filed a petition to the U.S. Court of Appeals for the Federal Circuit for mandamus on the district court's denial of its motion to transfer. On April 23, 2014, the petition was denied by the Federal Circuit.

Between July 19, 2013 and October 3, 2013, Groupon filed petitions with the Patent Trial & Appeals Board (“PTAB”) requesting institution of Covered Business Method Review (“CBMR”) of all asserted claims. On December 19, 2013 and January 17, 2014, the PTAB issued decisions instituting review on all but four of the asserted claims. On January 14, 2014, the Company and all defendants filed a joint motion to stay the district court litigation. The Court granted the motion and stayed the case on January 16, 2014 pending a decision by the PTAB. Trial on the CBMR at the PTAB occurred during September 2014.

On December 17, 2014, the PTAB issued final decisions in CBMR proceedings CBM2013-00035, CBM2013-00033, CBM2013-00034, CBM2013-00046 and CBM2013-00044.  In each case, certain claims of each patent were held to be invalid for various reasons.  With respect to the ‘516, ‘679, ‘055 and ‘646 patents, many of the claims survived and the patents remain enforceable.  All of the claims of the ‘670 patent were held invalid.  The Company has appealed each of the final decisions to the United States Federal Circuit Court of Appeals.  A decision on those appeals is expected sometime in early 2016.

On April 2, 2015, the District Court lifted the stay and required the parties to file a joint docket control order.  On April 6, 2015, the Court set a Markman Hearing for June 29, 2015, and jury selection for December 14, 2015.  On April 15, 2015, the parties filed their joint docket control order.  The Court entered its docket control order on April 23, 2015.  Due to an apparent scheduling conflict, the Court rescheduled the Markman Hearing to July 8, 2015.

On April 22, 2015, the Company filed its third amended complaint against all defendants.  The defendants timely answered on May 11, 2015.  Each of the defendants answers included a counterclaim for invalidity of the patents.  The Company responded to these invalidity contentions on June 1, 2015.

On May 13, 2015, the Company filed a motion for entry of an order focusing patent claims and prior art.  That motion requested that the Court narrow the number of claims at issue and the number of prior art references that defendants could use in an attempt to invalidate the Company’s patents.  On May 27, 2015, the Court held a hearing on the motion and ordered defendants to reduce the number of references in support of any invalidity contention against the patents.

On July 13, 2015 the Court entered an order severing the non-active claims out of the case and consolidating claims regarding those patents into a separate set of cases.  These new cases address the claims which were held invalid by the PTAB and which are now on appeal to the Federal Circuit Court of Appeals.

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(unaudited)

On June 25, 2015, the Company attended mediation with Yelp in an effort to settle the case.  That mediation was recessed to explore settlement options.

On July 8, 2015 the Company attended the Markman Hearing in order to construe the claims of the patents.  On July 14, 2015, the Court entered its Memorandum Opinion and Order regarding claim construction.  In that Order, the Court analyzed eleven claim terms.  The Court agreed with Blue Calypso’s proffered construction as to seven terms, chose its own construction as to three terms and agreed with defendants proffered construction as to only one term.  The Court also expressly rejected defendants argument that the term “testimonial tag” was indefinite.

On July 14, 2015, the Company attended court-ordered mediation with Groupon.  The result of that mediation was an impasse.

On July 16, 2015, the Company attended court-ordered mediation with IZEA. The parties reached a settlement in principal and are currently negotiating the final terms of the agreement. The potential terms of that settlement are confidential.

On July 20, 2015, the Company attended court-ordered mediation with Foursquare. The result of that mediation was an impasse.

As part of the Company's settlement with Living Social, the Company's attorney is entitled to additional compensation for the value of certain non-monetary arrangements. As of June 30, 2015, the payment of such compensation is not probable or measurable.

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Legal fees for such matters are expensed as incurred and we accrue for adverse outcomes as they become probable and estimable.

NOTE 7 – SUBSEQUENT EVENTS

On July 20, 2015, the Company issued a senior convertible note with a principal amount of $550,000 (the “July 2015 Note”) for a purchase price of $500,000.  The July 2015 Note is due one year from the issuance date.

On January 17, 2016, the Company shall be obligated to pay the lender guaranteed interest equal to 10% of the then outstanding principal. At any time following this date, the July 2015 Note, including all accrued but unpaid interest, default interest and any applicable late charges thereon, shall be convertible at the option of the lender, at a conversion price equal to $7.5321 per share. The July 2015 Note may be prepaid at any time by the Company (i) in shares of common stock of the Company at a 20% discount to the average of the three daily volume weighted average prices of the Company's common stock for the prior three trading days (the “Prepayment Price”), provided the Company is then and for a period prior thereto in compliance with certain equity conditions and/or (ii) in cash at a 120% premium to the amount then outstanding.

If the $550,000 principal amount of the July 2015 Note and all accrued but unpaid interest thereof is not paid in full on or before January 16, 2016, the July 2015 Note shall amortize in four equal payments payable on January 20, 2016, February 20, 2016, March 20, 2016 and April 20, 2016. These payments shall be paid (i) in cash at a 120% premium, and/or (ii) in shares of the Company's common stock at the Prepayment Price, provided Blue Calypso is in compliance with certain equity conditions as defined in the July 2015 Note.

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

Business Overview

Blue Calypso develops and delivers mobile shopper marketing, influence and analytics solutions for the business-to-consumer (B2C) marketplace leveraging mobile, social media, gamification and our intellectual property portfolio. We have developed a patented technology platform that enables brands and retailers to engage with shoppers when they are on the path-to-purchase products and services.  Our technology also allows brands to leverage customer relationships to increase brand loyalty and drive revenue through sharing and influencer marketing. We generate revenue from the cloud-based consumption of our technology platform, consulting/services fees, and licensing and/or enforcement of our patented technologies.  Our intellectual property portfolio consists of four US patents (one is in appeal with the Federal Circuit as a result of the PTAB ruling in December 2014) and nine pending patent applications that generally cover methods and systems for communicating advertisements and electronic offers between mobile and desktop communication devices.

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

Our proprietary technology platform enables retailers to harness the power and adoption that today’s mobile devices bring to the consumer shopping experience.  We connect brands with store visitors when they are on the path-to-purchase and enable those customers to engage with, and redeem brand content as well as syndicate their brand affinity across the most popular social media channels. Our platform tracks performance, monitors engagement, manages attribution and delivers robust, real-time analytics that provide acute insight regarding the adoption, performance and return on investment of our client’s promotions and location-based content. Our technology is designed to help clients target their marketing messages, attract new customers, increase awareness and drive product sales. For example, campaigns facilitated through our platform can encourage consumers to learn more about products, watch promotional videos about particular products, see product reviews and comparative pricing or click to buy products.  All delivered through a highly engaging mobile “kiosk” or “digital concierge” type experience.

Over the last five years, the world has seen mobile, social media, and digital advertising evolve dramatically and actually converge. Through this technological evolution, a sociological shift has occurred in how influential digital media can be when deployed strategically with hyper-targeted content.

Today, retailers are aggressively exploring mobile shopper engagement as the next frontier of the shopping experience.  According to the Consumer Electronics Association, more than half of all consumers use their mobile devices at some point during a shopping experience, however retailers have yet to find a comfortable way of co-existing in this ecosystem of traditional consumer engagement.

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

Recent Developments

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) Number 2015-3 entitled “Simplifying the Presentation of Debt Issuance Costs.” The new guidance specifies that debt issuance costs under the new standard are to be netted against the carrying value of the financial liability. Under current guidance, debt issuance costs are recognized as a deferred charge and reported as a separate asset on the balance sheet. The new guidance aligns the treatment of debt issuance costs and debt discounts in that both reduce the carrying value of the liability. It is important to note that neither the recognition nor measurement of debt issuance costs is changed as a result of the ASU. Amortization of debt issuance costs is to be recorded as interest expense on the income statement.  The effective date of the new guidance is for fiscal years beginning after December 15, 2015, for public business entities and interim periods within those fiscal years.  Early adoption is permitted for financial statements that have not been issued previously. The Company does not believe the effect of the adoption of this standard to have a material impact on the Company’s condensed consolidated financial statements.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

Litigation

On July 31, 2012, the Company filed suit against Groupon, Inc. in the Eastern District of Texas in Civil Action No. 6:12-cv-00486. The Company filed additional suits against IZEA, Inc. on October 17, 2012, Yelp, Inc. on October 17, 2012, and Foursquare Labs, Inc. on October 31, 2012 in Civil Action Nos. 6:12-cv-786, 6:12-cv-788, 6:12-cv-837, respectively. Each of these cases alleges that the defendants infringe U.S. Patent Nos. 7,664,516 entitled "Method and System for Peer-to-Peer Advertising Between Mobile Communication Devices" and 8,155,679 entitled "System and Method for Peer-to-Peer Advertising Between Mobile Communication Devices." The Company subsequently added U.S. Patent Nos. 8,438,055, 8,452,646, and 8,457,670 to the cases, alleging each defendant infringed the newly added patents. Each of the defendants have answered, denying infringement and claiming that the asserted patents are invalid. Groupon, Yelp, and Foursquare filed counterclaims for declaratory judgment that the asserted patents are invalid and not infringed. Yelp filed an additional counterclaim for declaratory judgment that the asserted patens are unenforceable. The Court subsequently consolidated the actions for at least pre-trial purposes. Groupon filed a motion to transfer the case against it to the U.S. District Court for the Northern District of Illinois, which the Court denied on September 27, 2013.  On February 3, 2014, Groupon filed a petition to the U.S. Court of Appeals for the Federal Circuit for mandamus on the district court's denial of its motion to transfer. On April 23, 2014, the petition was denied by the Federal Circuit.

Between July 19, 2013 and October 3, 2013, Groupon filed petitions with the Patent Trial & Appeals Board (“PTAB”) requesting institution of Covered Business Method Review (“CBMR”) of all asserted claims. On December 19, 2013 and January 17, 2014, the PTAB issued decisions instituting review on all but four of the asserted claims. On January 14, 2014, the Company and all defendants filed a joint motion to stay the district court litigation. The Court granted the motion and stayed the case on January 16, 2014 pending a decision by the PTAB. Trial on the CBMR at the PTAB occurred during September 2014.

On December 17, 2014, the PTAB issued final decisions in CBMR proceedings CBM2013-00035, CBM2013-00033, CBM2013-00034, CBM2013-00046 and CBM2013-00044.  In each case, certain claims of each patent were held to be invalid for various reasons.

With respect to the ‘516, ‘679, ‘055 and ‘646 patents, many of the claims survived and the patents remain enforceable.  All of the claims of the ‘670 patent were held invalid.  The Company has appealed each of the final decisions to the United States Federal Circuit Court of Appeals.  A decision on those appeals is expected sometime in early 2016.

On April 2, 2015, the District Court lifted the stay and required the parties to file a joint docket control order.  On April 6, 2015, the Court set a Markman Hearing for June 29, 2015, and jury selection for December 14, 2015.  On April 15, 2015, the parties filed their joint docket control order.  The Court entered its docket control order on April 23, 2015.  Due to an apparent scheduling conflict, the Court rescheduled the Markman Hearing to July 8, 2015.

On April 22, 2015, the Company filed its third amended complaint against all defendants.  The defendants timely answered on May 11, 2015.  Each of the defendants answers included a counterclaim for invalidity of the patents.  The Company responded to these invalidity contentions on June 1, 2015.

On May 13, 2015, the Company filed a motion for entry of an order focusing patent claims and prior art.  That motion requested that the Court narrow the number of claims at issue and the number of prior art references that Defendants could use in an attempt to invalidate the Company’s patents.  On May 27, 2015 the Court held a hearing on the motion and ordered defendants to reduce the number of references in support of any invalidity contention against the patents.

On July 13, 2015 the Court entered an order severing the non-active claims out of the case and consolidating claims regarding those patents into a separate set of cases.  These new cases address the claims which were held invalid by the PTAB and which are now on appeal to the Federal Circuit Court of Appeals.

On June 25, 2015, the Company attending mediation with Yelp in an effort to settle the case.  That mediation was recessed to explore settlement options.

On July 8, 2015 the Company attended the Markman Hearing in order to construe the claims of the patents. On July 14, 2015, the Court entered its Memorandum Opinion and Order regarding claim construction.  In that Order, the Court analyzed eleven claim terms.  The Court agreed with Blue Calypso’s proffered construction as to seven terms, chose its own construction as to three terms and agreed with defendants’ proffered construction as to only one term.  The Court also expressly rejected defendants’ argument that the term “testimonial tag” was indefinite.

On July 14, 2015, the Company attended court-ordered mediation with Groupon. The result of that mediation was an impasse.

On July 16, 2015, the Company attended court-ordered mediation with IZEA. The parties reached a settlement in principal and are currently negotiating the final terms of the agreement. The potential terms of that settlement are confidential.

On July 20, 2015, the Company attended court-ordered mediation with Foursquare. The result of that mediation was an impasse.

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

Impairment of Long-Lived Assets

The Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the property exceeds its fair market value. No impairment was deemed to exist as of June 30, 2015 and December 31, 2014. The Company re-evaluates the carrying amounts of its amortizable intangibles at least quarterly to identify any triggering events.  As described above, if triggering events require us to undertake an impairment review, it is not possible at this time to determine whether it would be necessary to record a charge or if such charge would be material.

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

Results of Operations

Comparison of Three Months Ended June 30, 2015 and 2014

Results of Operations

Net Loss.  For the three months ended June 30, 2015, we had a net loss of $695,846, as compared to a net loss of $1,453,252 for the three months ended June 30, 2014. The decrease in net loss resulted primarily from a reduction in our sales and marketing expense of $39,268, general and administrative costs of $612,796 and interest expense of $95,369.

Revenue.   Revenue for the three months ended June 30, 2015 was $109,489, as compared to $122,032 in revenues for the same period in 2014.  The majority of the revenue in the current and prior year was derived from our Blue Calypso Labs services.  The decrease in revenue is primarily due to timing in development projects.

Cost of Revenue.  Our cost of revenue was $44,665 for the three months ended June 30, 2015, as compared to $71,046 for the same period in 2014. Cost of revenue for the three months ended June 30, 2015 was primarily comprised of costs related to internal IT professional staff members assigned to the Blue Calypso Labs group.

Sales and Marketing.  For the three months ended June 30, 2015, sales and marketing expenses decreased by $39,268 to $105,681 as compared to the same period in 2014. Sales and marketing expenses decreased as the Company reduced sales personnel.

General and Administrative.  For the three months ended June 30, 2015, general and administrative expenses were $566,078 as compared to $1,178,874 for the three months ended June 30, 2014.  This was primarily due to a reduction of $483,095 in stock based compensation primarily associated with certain restricted stock incentives during the three months ended June 30, 2014.  As a result of the former Chief Executive Officer’s resignation, the Company incurred $438,010 in expense during 2014 with no corresponding 2015 expense.  Additional decrease relates to reductions in headcount and executive compensation.

Depreciation and Amortization.  Depreciation and amortization expenses relate primarily to the amortization of capitalized software development.  Depreciation and amortization expenses were $88,154 for the three months ended June 30, 2015 as compared to $84,776 for the three months ended June 30, 2014, representing an increase of $3,378 which was primarily due to an increase in additional capitalized software during the period.  For the three months ended June 30, 2015, we incurred $73,384 of capitalized software development costs associated with improvements to our commercial platform. This compares to $54,449 of capitalized software development costs for the quarter ended June 30, 2014.  The Company continues to invest in the ongoing improvements to its core platform.

Change in fair value of derivative liabilities.  We issued warrants and convertible debt that contain certain reset provisions in connection with financing and debt settlements.  As such, we are required to record these reset provisions as a liability and mark them to market each reporting period.  In 2015, these provisions had expired versus a gain for the three months ended June 30, 2014 of $487.  As of June 30, 2015 there no longer is a liability associated with derivative liabilities as the underlying securities have been converted to common stock and are no longer outstanding.

Interest Expense.  Interest expense was $757 for the three months ended June 30, 2015 as compared to $96,126 for the three months ended June 30, 2014. Interest expense for the current period represents credit card and vendor financing.  In comparison, interest for 2014 related to $69,602 in amortization of beneficial conversion features on notes payable, $14,024 related to the inducement of warrants with the remaining amount primarily representing cash interest on notes payable.

Comparison of Six Months Ended June 30, 2015 and 2014

Results of Operations

Net Loss.  For the six months ended June 30, 2015, we had a net loss of $1,304,691, as compared to a net loss of $3,198,613 for the six months ended June 30, 2014. The decrease in net loss resulted primarily from a reduction in our sales and marketing expense of $154,211, general and administrative costs of $1,149,625 and interest expense of $612,717.

Revenue.   Revenue for the six months ended June 30, 2015 was $225,214, as compared to $286,247 in revenues for the same period in 2014.  The majority of the revenue in the current and prior year was derived from our Blue Calypso Labs services.  The decrease in revenue is primarily due to timing in development projects.

Cost of Revenue.  Our cost of revenue was $99,777 for the six months ended June 30, 2015, as compared to $144,793 for the same period in 2014. Cost of revenue for the six months ended June 30, 2015 was primarily comprised of costs related to internal IT professional staff members assigned to the Blue Calypso Labs group.

Sales and Marketing.  For the six months ended June 30, 2015, sales and marketing expenses decreased by $154,211 to $154,255 as compared to the same period in 2014. Sales and marketing expenses decreased as the Company reduced sales personnel.

               General and Administrative.  For the six months ended June 30, 2015, general and administrative expenses were $1,101,625 as compared to $2,251,250 for the six months ended June 30, 2014.  This was primarily due to a reduction of $940,668 in stock based compensation primarily associated with certain restricted stock incentives during the six months ended June 30, 2014.  As a result of the former Chief Executive Officer’s resignation, the Company incurred the $876,020 in expense during 2014 with no corresponding 2015 expense.

Depreciation and Amortization.  Depreciation and amortization expenses relate primarily to the amortization of capitalized software development.  Depreciation and amortization expenses were $172,775 for the six months ended June 30, 2015 as compared to $168,191 for the six months ended June 30, 2014, representing an increase of $4,584 which was primarily due to an increase in additional capitalized software during the period.  For the six months ended June 30, 2015, we incurred $150,615 of capitalized software development costs associated with improvements to our commercial platform. This compares to $63,434 of capitalized software development costs for the six months ended June 30, 2014.  The Company continues to invest in the ongoing improvements to its core social media platform.

Change in fair value of derivative liabilities.  We issued warrants and convertible debt that contain certain reset provisions in connection with financing and debt settlements.  As such, we are required to record these reset provisions as a liability and mark them to market each reporting period.  In 2015, these provisions had expired versus a gain for the six months ended June 30, 2014 of $2,030.  As of June 30, 2015 there no longer is a liability associated with derivative liabilities as the underlying securities have been converted to common stock and are no longer outstanding.

Interest Expense.  Interest expense was $1,473 for the six months ended June 30, 2015 as compared to $614,190 for the six months ended June 30, 2014. Interest expense for the current period represents credit card and vendor financing.  In comparison, interest for 2014 related to $27,500 of interest expense on an outstanding $600,000 notes payable, amortization of beneficial conversion features on notes payable of $125,550 and interest expense related to the modification of warrants to induce conversion of $460,949.

Cash Flows

Net cash used in operating activities during the six months ended June 30, 2015 was $791,443 as compared to $1,249,977 for the six months ended June 30, 2014. Cash used in operations for the six months ended June 30, 2015 was comprised of a net loss of $1,304,691 offset primarily by certain non-cash items:  (i) bad debt expense of $19,141; (ii) stock based compensation expenses of $297,298; (iii) depreciation and amortization of $172,775 and (iv) net change in operating assets and liabilities of $24,034.

Net cash used in investing activities during the six months ended June 30, 2015 was $157,121, as compared to $63,434 for the six months ended June 30, 2014. This increase was primarily attributable to additional expenditures on the development of our software.

During the six months ended June 30, 2015, we used $79,912 for financing activities as compared to $1,046,286 for the same period in 2014.  For the six months ended June 30, 2015, we utilized $79,912 related to the anticipated follow-on offering. During the six months ended June 30, 2014, the Company received $1,024,558 in proceeds from the exercise of warrants and $21,728 from the exercise of options.

Off Balance Sheet Arrangements

None

Liquidity and Capital Resources

As of June 30, 2015, the Company had cash of $74,725 and a working capital deficit of $12,924.  During the six months ended June 30, 2015, the Company used net cash in operating activities of $791,443.  The Company has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

 On July 20, 2015, the Company issued a senior convertible note with a principal amount of $550,000 for a purchase price of $500,000.  It is anticipated that the proceeds from this note will provide the Company with cash sufficient to fund operations through September 2015.

The Company's primary source of operating funds since inception has been cash proceeds from private placements of common stock, preferred stock, convertible debentures and the exercise of warrants. On April 6, 2015, the Company entered into a letter of engagement with a third party firm pursuant to which the firm will act as the sole book runner and lead managing underwriter in connection with a potential registered follow–on offering of common stock or a combination of common stock and warrants.  On May 26, 2015 the Company filed a Form S-1 associated with this potential offering.  In conjunction with the potential offering, we have applied for our shares to be listed on a national securities exchange.

There can be no assurance that the follow-on offering will be completed, that our application to the national securities exchange will be accepted or that funds associated with this potential offering will be available on terms acceptable to the Company, or that the funds from such offering will be sufficient to enable the Company to fully execute its business plan or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 31, 2012, the Company filed suit against Groupon, Inc. in the Eastern District of Texas in Civil Action No. 6:12-cv-00486.

The Company filed additional suits against IZEA, Inc. on October 17, 2012, Yelp, Inc. on October 17, 2012, and Foursquare Labs, Inc. on October 31, 2012 in Civil Action Nos. 6:12-cv-786, 6:12-cv-788, 6:12-cv-837, respectively. Each of these cases alleges that the defendants infringe U.S. Patent Nos. 7,664,516 entitled "Method and System for Peer-to-Peer Advertising Between Mobile Communication Devices" and 8,155,679 entitled "System and Method for Peer-to-Peer Advertising Between Mobile Communication Devices." The Company subsequently added U.S. Patent Nos. 8,438,055, 8,452,646, and 8,457,670 to the cases, alleging each defendant infringed the newly added patents. Each of the defendants have answered, denying infringement and claiming that the asserted patents are invalid. Groupon, Yelp, and Foursquare filed counterclaims for declaratory judgment that the asserted patents are invalid and not infringed. Yelp filed an additional counterclaim for declaratory judgment that the asserted patens are unenforceable. The Court subsequently consolidated the actions for at least pre-trial purposes. Groupon filed a motion to transfer the case against it to the U.S. District Court for the Northern District of California, which the Court denied on September 27, 2013.  On February 3, 2014, Groupon filed a petition to the U.S. Court of Appeals for the Federal Circuit for mandamus on the district court's denial of its motion to transfer, which remains pending as of the date of this report.   On April 23, 2014, the petition was denied by the Federal Circuit.

Between July 19, 2013 and October 3, 2013, Groupon filed petitions with the Patent Trial & Appeals Board (“PTAB”) requesting institution of Covered Business Method Review (“CBMR”) of all asserted claims. On December 19, 2013 and January 17, 2014, the PTAB issued decisions instituting review on all but four of the asserted claims. On January 14, 2014, the Company and all defendants filed a joint motion to stay the district court litigation. The Court granted the motion and stayed the case on January 16, 2014 pending a decision by the PTAB. Trial on the CBMR at the PTAB occurred during September 2014.

On December 17, 2014, the PTAB issued final decisions in CBMR proceedings CBM2013-00035, CBM2013-00033, CBM2013-00034, CBM2013-00046 and CBM2013-00044.  In each case, certain claims of each patent were held to be invalid for various reasons.  With respect to the ‘516, ‘679, ‘055 and ‘646 patents, many of the claims survived and the patents remain enforceable.  All of the claims of the ‘670 patent were held invalid.  The Company has appealed each of the final decisions to the United States Federal Circuit Court of Appeals.  A decision on those appeals is expected sometime in early 2016.

On April 2, 2015, the District Court lifted the stay and required the parties to file a joint docket control order.  On April 5, 2015, the Court set a Markman Hearing for June 29, 2015, and jury selection for December 14, 2015.  On April 15, 2015, the parties filed their joint docket control order which has yet to be entered by the Court.  Due to an apparent scheduling conflict, the Court rescheduled the Markman Hearing to July 8, 2015.

On April 22, 2015, the Company filed its third amended complaint against all defendants.  The defendants timely answered on May 11, 2015.  Each of the defendants answers included a counterclaim for invalidity of the patents. The Company responded to these invalidity contentions on June 1, 2015.

On May 13, 2015, the Company filed a motion for entry of an order focusing patent claims and prior art.  That motion requested that the Court narrow the number of claims at issue and the number of prior art references that defendants could use in an attempt to invalidate the Company’s patents.  On May 27, 2015 the Court held a hearing on the motion and ordered defendants to reduce the number of references in support of any invalidity contention against the patents.

On July 13, 2015 the Court entered an order severing the non-active claims out of the case and consolidating claims regarding those patents into a separate set of cases.  These new cases address the claims which were held invalid by the PTAB and which are now on appeal to the Federal Circuit Court of Appeals.

On June 25, 2015, the Company attended mediation with Yelp in an effort to settle the case.  That mediation was recessed to explore settlement options.

On July 8, 2015 the Company attended the Markman Hearing in order to construe the claims of the patents. On July 14, 2015, the Court entered its Memorandum Opinion and Order regarding claim construction.  In that Order, the Court analyzed eleven  claim terms.  The Court agreed with Blue Calypso’s proffered construction as to seven terms, chose its own construction as to three terms and agreed with defendants’ proffered construction as to only one term.  The Court also expressly rejected Defendants’ argument that the term “testimonial tag” was indefinite.

On July 14, 2015, the Company attended court-ordered mediation with Groupon. The result of that mediation was an impasse.

On July 16, 2015, the Company attended court-ordered mediation with IZEA. The parties reached a settlement in principal and are currently negotiating the final terms of the agreement. The potential terms of that settlement are confidential.

On July 20, 2015, the Company attended court-ordered mediation with Foursquare. The result of that mediation was an impasse.

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

Exhibit Number
Description
2.1

Agreement and Plan of Merger and Reorganization, dated as of September 1, 2011, by and among Blue Calypso, Inc., Blue Calypso Acquisition Corp., and Blue Calypso Holdings, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2011).

2.2

Agreement and Plan of Merger, dated September 9, 2011, by and between Blue Calypso, Inc., a Nevada corporation, and Blue Calypso, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 15, 2011).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2011).

3.2

Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2011).

3.3

Bylaws of Blue Calypso, Inc., a Delaware corporation, adopted September 9, 2011 (incorporated by reference to Exhibit 3.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2011).

3.4	Certificate of Amendment (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2015).

10.1	2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2011).

10.2	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2011).

10.3	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2011).

10.4	Form Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2011).

10.5

Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated as of September 1, 2011 (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2011).

10.6

Stock Purchase Agreement, by and between Blue Calypso, Inc. and Deborah Flores, dated as of September 1, 2011 (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2011).

10.7

Securities Purchase Agreement, dated as of September 1, 2011, by and among Blue Calypso, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2011).

10.8

Registration Rights Agreement, dated as of September 1, 2011, by and among Blue Calypso, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2011).

10.9	Form of Warrant (incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2011).

10.10

Letter Agreement, dated January 16, 2012, by and between Blue Calypso, Inc. and Aztec Systems, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2012).

10.11

Promissory Note, dated January 17, 2012, issued by Blue Calypso, Inc. to Aztec Systems, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2012).

10.12

Securities Purchase Agreement, dated April 19, 2012, by and between Blue Calypso, Inc. and the Buyer thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2012).

10.13	Senior Secured Convertible Note issued April 19, 2012 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2012).

10.14	Common Stock Purchase Warrant issued April 19, 2012 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2012).

10.15

Security Agreement, dated April 19, 2012, by and between the Company, Blue Calypso, LLC and the Buyer (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2012).

10.16

Intellectual Property Security Agreement, dated April 19, 2012, by and between the Company, Blue Calypso, LLC, and the Buyer (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2012).

10.17

Subsidiary Guarantee, dated April 19, 2012, by Blue Calypso, LLC, in favor of the Buyer (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2012).

10.18	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2012).

10.19	Amendment No. 1 to Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2012).

10.20

Stockholder Agreement, dated April 19, 2012, by and between Andrew Levi and the Company (incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2012).

10.21

Letter Agreement dated June 1, 2012, between Blue Calypso, Inc. and Bill Ogle effective as of June 1, 2012 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2012).

10.22

Form of Subscription Agreement - June 2012 Private Placement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2012).

10.23	Form of Warrant - June 2012 Private Placement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2012).

10.24

Exchange Agreement dated November 9, 2012 between Blue Calypso, Inc. and Aztec Systems, Inc. (incorporated by reference to Exhibit 10.24 to our Quarterly Report on Form 10-Q for the period ended September 30, 2012 filed with the Securities and Exchange Commission on November 19, 2012).

10.25

8% Convertible Note dated November 9, 2012 (incorporated by reference to Exhibit 10.24 to our Quarterly Report on Form 10-Q for the period ended September 30, 2012 filed with the Securities and Exchange Commission on November 19, 2012).

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

10.37

Settlement and Standstill Agreement dated September 26, 2014 by and between Blue Calypso, Inc., Ronald L. Chez, and Individual Retirement Accounts for the benefit of Ronald L. Chez (incorporated by reference to Exhibit 10.1 on Form 8-K filed with the Securities and Exchange Commission on October 2, 2014).

10.38

Form of note purchase agreement dated as of July 20, 2015 by and between the lender, Blue Calypso, Inc., Blue Calypso Holdings, Inc., Blue Calypso LLC and Blue Calypso Latin America, S.A. (incorporated by reference to Exhibit 10.1 to Current Report as form 8-k filed with the Securities and Exchange Commission on July 24, 2015).

10.39	Form of Senior Convertable Note issued on July 20, 2015 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2015).

21.1

List of subsidiaries (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on April 16, 2012).

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

BLUE CALYPSO, INC.

Date:	August 3, 2015	By:	/s/ Andrew Levi
		Name:	Andrew Levi
		Title:	Chief Executive Officer
(Principal Executive Officer)