Form 10-Q
period 2015-09-30
BLUE CALYPSO, INC.
filed 2015-11-16
CIK 1399587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

As of November 16, 2015, there were 5,504,999 shares of registrant’s common stock outstanding.

BLUE CALYPSO, INC.

PART I –  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLUE CALYPSO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash	$1,682,010	$1,103,201
Accounts receivable	181,534	167,396
Prepaid expenses and other	49,349	50,356
Total current assets	1,912,893	1,320,953

Property and equipment, net	8,600	6,315

Other assets:
Accounts receivable, non-current portion	95,253	-
Capitalized software development costs, net of accumulated amortization of $1,248,807 and $986,502 as of September 30, 2015 and December 31, 2014, respectively	789,145	794,551

Total assets	$2,805,891	$2,121,819

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$318,049	$24,600
Accrued expenses	50,713	236,526
Settlement payable, short term portion	95,253	-
Deferred revenue	100,000	1,100
Convertible note payable, net of debt discount of $341,112 and $-0-, respectively	208,888	-
Deferred rent, short term portion	1,861	-
Derivative liability	114,194	-
Total current liabilities	888,958	262,226

Long term debt:
Settlement payable, long term	95,253	-
Deferred rent, long term portion	1,817	-
Total liabilities	986,028	262,226

Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized: Series A convertible preferred stock, $0.0001 par value; 1,700,000 shares designated; -0- and 161,827 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	-	16
Common stock, $0.0001 par value; 680,000,000 shares authorized, 5,439,999 and 4,902,639 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	544	490
Additional paid in capital	36,084,186	34,026,321
Accumulated deficit	(34,264,867)	(32,167,234)
Total stockholders' equity	1,819,863	1,859,593

Total liabilities and stockholders' equity	$2,805,891	$2,121,819

See the accompanying notes to these unaudited condensed consolidated financial statements

BLUE CALYPSO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
REVENUE	$508,391	$310,360	$733,605	$596,607
Cost of revenue	442,268	186,953	542,045	331,746
Gross profit	66,123	123,407	191,560	264,861

OPERATING EXPENSES:
Sales and marketing	108,966	111,313	263,221	419,779
General and administrative	463,969	1,131,804	1,565,594	3,383,054
Depreciation and amortization	93,751	86,904	266,526	255,095
Total operating expenses	666,686	1,330,021	2,095,341	4,057,928

Loss from operations	(600,563)	(1,206,614)	(1,903,781)	(3,793,067)

Other income (expense):
Change in fair value of derivative liabilities	188,093	-	188,093	2,030
Terminated offering costs	(283,387)	-	(283,387)	-
Interest expense	(97,085)	(77,802)	(98,558)	(691,992)
Total other expense	(192,379)	(77,802)	(193,852)	(689,962)

NET LOSS	$(792,942)	$(1,284,416)	$(2,097,633)	$(4,483,029)

Net loss per common share, basic and diluted	$(0.16)	$(0.30)	$(0.42)	$(1.07)

Weighted average common shares outstanding, basic and diluted	5,039,236	4,342,430	4,981,171	4,186,452

See the accompanying notes to these unaudited condensed consolidated financial statements

BLUE CALYPSO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2015
(unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2015	161,827	$16	4,902,639	$490	$34,026,321	$(32,167,234)	$1,859,593
Conversion of preferred shares to common shares	(161,827)	(16)	47,646	5	11	-	-
Sale of common stock and warrants at $4.25 per share, net of issuance costs of $156,637	-	-	417,500	42	1,617,696	-	1,617,738
Shares issued for services rendered	-	-	28,594	3	177,339	-	177,342
Stock based compensation			43,620	4	262,819	-	262,823
Net loss	-	-	-	-	-	(2,097,633)	(2,097,633)
Balance, September 30, 2015	-	$-	5,439,999	$544	$36,084,186	$(34,264,867)	$1,819,863

See the accompanying notes to these unaudited condensed consolidated financial statements

BLUE CALYPSO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,097,633)	$(4,483,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	266,526	255,095
Bad debt expense	19,141	-
Amortization of debt discounts	96,053	188,352
Interest from warrant modification	-	460,949
Change in fair value of derivative liabilities	(188,093)	(2,030)
Stock based compensation	262,823	1,729,008
Common stock issued for services rendered	177,342	150,000
Changes in operating assets and liabilities:
Accounts receivable	(128,532)	(200,172)
Prepaid expenses and other current assets	1,007	(17,391)
Accounts payable	293,449	(114,942)
Accrued expenses	(185,813)	60,807
Settlement payable	190,506	-
Deferred revenue	98,900	1,100
Deferred rent	3,678	-
Net cash used in operating activities	(1,190,646)	(1,972,253)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(6,507)	(1,180)
Software development costs	(256,899)	(93,953)
Net cash used in investing activities	(263,406)	(95,133)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and warrants	1,617,738	1,330,000
Proceeds from issuance of convertible note, net of issuance costs	415,123	-
Proceeds from exercise of options	-	21,728
Proceeds from exercise of warrants	-	1,024,558
Net cash provided by financing activities	2,032,861	2,376,286

Net increase in cash	578,809	308,900

Cash at beginning of period	1,103,201	1,294,882
Cash at end of period	$1,682,010	$1,603,782

SUPPLEMENTAL INFORMATION
Cash paid for interest	$2,505	$27,500
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Debt discount for fair value of conversion feature issued in connection with debt	$302,287	$-

See the accompanying notes to these unaudited condensed consolidated financial statements

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results for the full year ending December 31, 2015, or any other period.  These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2014 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on March 17, 2015.

NOTE 2 –GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of September 30, 2015, the Company had cash of $1,682,010 and working capital of $1,023,935. During the nine months ended September 30, 2015, the Company used net cash in operating activities of $1,190,646. The Company has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

On July 20, 2015, the Company issued a senior convertible note with a principal amount of $550,000 (See Note 5) for a purchase price of $500,000, with net proceeds of $415,123.  In September 2015, the Company raised approximately $1,600,000 from the sale of its common stock and warrants. During October 2015, the Company sold additional shares of common stock and warrants for net proceeds, after commissions and other costs, of $254,150.  It is anticipated that the proceeds from this note and the sale of its common stock and warrants will provide the Company with cash sufficient to fund operations through April 2016.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the recoverability and useful lives of long-lived assets, the fair value of the Company’s stock, stock-based compensation, debt discounts, derivative liabilities, and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

Concentrations of Credit Risk

As of September 30, 2015, two customers represented 52% and 22% of the Company’s accounts receivable. As of December 31, 2014, two customers represented 62% and 20% of the Company’s accounts receivable.

During the three months ended September 30, 2015, two customers represented 77% and 13% of total revenue.

During the nine months ended September 30, 2015, two customers represented 53% and 28% of total revenue.

During the three months ended September 30, 2014, two customers represented 65% and 16% of total revenue.

During the nine months ended September 30, 2014, three customers represented 55%, 20% and 11% of total revenue.

Net Loss per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period, adjusted to give effect to the 50-for-1 reverse stock split, which was effective in the market on July 2, 2015 (see Note 6), and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share for the three and nine months ended September 30, 2015 and 2014 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	September 30, 2015	September 30, 2014
Convertible notes payable	71,864	60,000
Series A convertible preferred stock	-	220,913
Options to purchase common stock	575,564	517,406
Warrants to purchase common stock	638,413	230,658
Restricted stock units	-	65,429
Totals	1,285,841	1,094,406

Convertible Instruments

U.S. GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional, as that term is described under applicable ASC 480-10.

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
SEPTEMBER 30, 2015
(unaudited)

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

The Company’s free standing derivatives consist of embedded conversion options with a convertible note. The Company evaluated these derivatives to assess their proper classification in the condensed consolidated balance sheets as of September 30, 2015 using the applicable classification criteria enumerated under ASC 815-Derivatives and Hedging. The Company determined that certain embedded conversion features do not contain fixed settlement provisions. The convertible note contains a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands.

As such, the Company was required to record the debt derivatives which do not have fixed settlement provisions as liabilities and mark to market all such derivatives to fair value at the end of each reporting period.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest -Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 amends the existing guidance to require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. ASU 2015-03 is effective on a retrospective basis for annual and interim reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its condensed consolidated financial statements.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.  Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed below.

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

ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 —	quoted prices in active markets for identical assets or liabilities

Level 2 —	quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 —	inputs that are unobservable based on an entity’s own assumptions, as there is little, if any, related market activity (for example, cash flow modeling inputs based on assumptions)

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

Financial liabilities as of September 30, 2015 measured at fair value on a recurring basis are summarized below:

	September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$114,194	$--	$--	$114,194

The Company determined that certain conversion option related to a convertible note did not have fixed settlement provisions and are deemed to be derivative financial instruments, since the exercise price was subject to adjustment based on certain changes in market price of the Company’s common stock. Accordingly, the Company was required to record such conversion option as a liability and mark such derivative to fair value each reporting period. Such instrument was classified within Level 3 of the valuation hierarchy.

The fair value of the conversion option was calculated using a binomial lattice formula with the following weighted average assumptions during the three and nine months ended September 30, 2015:

	July 20,	September 30,
	2015	2015
Common Stock Closing Price	$8.50	$5.14
Conversion Price per Share	$7.6534	$7.6534
Conversion Shares	71,864	71,864
Call Option Value	4.21	1.59
Dividend Yield	0.00%	0.00%
Volatility	124.15%	123.08%
Risk-free Interest Rate	0.31%	0.33%
Term	1.0 years	0.81 years

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

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis using significant unobservable input for the nine months ended September 30, 2015:

Balance – January 1, 2015	$-0-
Aggregate amount of derivative instruments issued	302,287
Change in fair value of derivative liabilities	(188,093)

Balance – September 30, 2015	$114,194

NOTE 5 – CONVERTIBLE NOTE PAYABLE

On July 20, 2015, the Company issued a senior secured convertible note (the “July 2015 Note”), in the principal amount of $550,000 due one year from the date of issuance. The total net proceeds the Company received from this note was $415,123, net of fees and original interest discount (“OID”) of $50,000. At any time commencing one hundred and eighty one days from issuance, the note is convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $7.65335 with certain reset provisions should certain default conditions occur.  These certain default conditions were deemed to be outside the Company’s control.

If the $550,000 principal amount of the July 2015 Note and all accrued but unpaid interest thereof is not paid in full on or before January 16, 2016, the July 2015 Note shall amortize in four equal payments payable on January 20, 2016, February 20, 2016, March 20, 2016 and April 20, 2016. These payments shall be paid (i) in cash at a 120% premium, and/or (ii) in shares of the Company's common stock at a 20% discount to the average of the three daily volume weighted average prices of the Company’s common stock for the prior three trading days, provided the Company is in compliance with certain equity conditions as defined in the July 2015 Note.

The Company identified an embedded derivative related to a conversion option in the July 2015 Note. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivative as of the inception date of the Secured Convertible Debentures and to fair value the derivative as of each subsequent reporting date.

At the inception of the July 2015 Note, the Company determined the aggregate fair value of the embedded derivatives to be $302,287.

The Company has issued debt for which total proceeds were allocated to individual instruments based on the fair value of the each instrument at the time of issuance. Such value of the debt was recorded as discount on debt and is being amortized over the term of the respective debt. For the nine months ended September 30, 2015 and 2014 amortization of debt discount was $96,053 and $-0-, respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY

On June 26, 2015, the Company filed an amendment to its Articles of Incorporation and effected a 50-for-1 reverse stock split of its issued and outstanding shares of common stock, whereby 250,666,631 outstanding shares of the Company’s common stock were converted into 5,013,366 shares of the Company's common stock. The reverse stock split was effective in the market commencing on July 2, 2015. All per share amounts and number of shares in the condensed consolidated financial statements, related notes and other items throughout this Form 10-Q have been retroactively restated to reflect the reverse stock split.

On March 3, 2015, 161,827 shares of the Company’s Series A Convertible Preferred Stock were converted into an aggregate of 47,646 shares of common stock at the stated conversion price of $3.395 per share.

During the nine months ended September 30, 2015, the Company issued 13,636 shares of its common stock as consideration for investor relations services valued at $90,000.

During the nine months ended September 30, 2015, the Company issued 14,958 shares of its common stock as consideration for legal services valued at $87,342.

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

In September 2015, pursuant to a securities purchase agreement, the Company sold an aggregate of 417,500 shares of its common stock together with warrants to purchase an aggregate of 417,500 shares of its common stock for net proceeds, after commissions and other costs, of $1,617,738. The warrants are exercisable at an exercise price of $4.75 for a term of five years. The Company was required to file a registration statement covering the shares and the shares issuable upon exercise of the warrants no later than thirty days following the closing.  The registration statement was filed during November 2015.  In addition, the purchase agreement prohibits the Company from effecting any public offering of common stock within ninety days of the closing unless the closing price of the Company’s common stock is above $15.00 per share for ten consecutive trading days.

The Company paid the placement agent cash commissions equal to 8% of the gross proceeds of the offering of $141,950 and also reimbursed the placement agent for its out of pocket expenses of $14,687.

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

The Company estimated forfeitures related to option grants at a weighted average annual rate of  0% per year, as the Company does not yet have adequate historical data, for options granted during the three and nine months ended September 30, 2015 and 2014.

The following assumptions were used in determining the fair value of employee and vesting non-employee options during the three and nine months ended September 30, 2015 and 2014:

	September 30, 2015	September 30, 2014
Risk-free interest rate	1.68% - 2.07%	2.13% - 2.73%
Dividend yield	0%	0%
Stock price volatility	123.08%-145.24%	76.31% - 79.2%
Expected life	6 - 10 years	6-10 years
Weighted average grant date fair value	$5.90	$5.50

In January 2015, the Company granted options to purchase 7,500 shares of common stock to a new board member. These options vest over a 3 year period, have a term of 10 years, and contain an exercise price of $5.00 per share. The options had an aggregate grant date fair value of $34,945.

In April 2015, the Company granted options to purchase an aggregate of 80,000 shares of common stock to board members.  These options vest beginning June 30, 2015 through March 31, 2018 on a quarterly basis, have a term of 10 years and contain an exercise price of $7.00 per share.  The options had an aggregate grant date fair value of $493,774.

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
SEPTEMBER 30, 2015
(unaudited)

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

In June 2015, the Company granted options to purchase an aggregate of 8,000 shares of common stock to four consultants.  These options vest beginning June 30, 2015 through March 31, 2018 on a quarterly basis, have a term of 10 years and contain an exercise price of $7.00 per share.  The options had an aggregate grant date fair value of $41,688.

In September 2015, the Company granted an option to purchase 10,000 shares of common stock to an employee.  These options vest over three years on the grant date anniversary, have a term of 10 years and contain an exercise price of $5.14 per share.  The options had an aggregate grant date fair value of $44,978.

The following table summarizes the stock option activity for the nine months ended September 30, 2015:

	Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	441,064	$8.44	4.2
Granted	136,500	$6.74	10.0
Canceled/expired	(2,000)	$5.69
Outstanding at September 30, 2015	575,564	$8.04	4.8	$59,057

Exercisable at September 30, 2015	363,708	$8.43	3.8	$57,176

The following table presents information related to stock options at September 30, 2015:

Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$0.00-5.00	165,081	3.8	151,643
5.01-12.50	385,074	5.2	186,656
12.51-25.00	15,008	4.5	15,008
25.01-45.00	10,401	4.5	10,401
	575,564	4.8	363,708

As of September 30, 2015, stock-based compensation of $694,036 remains unamortized and is expected to be amortized over the weighted average remaining period of 3 years.

The stock-based compensation expense related to option grants was $93,925 and $262,823 during the three and nine months ended September 30, 2015, respectively, and $180,525 and $414,070 during the three and nine months ended September 30, 2014, respectively.

Restricted Stock

As of September 30, 2015, the Company did not have any unissued restricted shares.  Stock based compensation expense related to restricted stock grants was $-0- for the three and nine months ended September 30, 2015, and $438,918 and $1,314,938 for the three and nine months ended September 30, 2014, respectively.

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

Warrants

The following table summarizes the warrant activity for the nine months ended September 30, 2015:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	220,913	$5.00	1.7
Grants	417,500	$4.75	5.0
Exercised	-
Forfeitures or expirations	-
Outstanding at September 30, 2015	638,413	$4.84	3.6	$193,753

Exercisable at September 30, 2015	638,413	$4.84	3.6	$193,753

In connection with the sale of common stock, the Company issued an aggregate of 417,500 warrants to purchase the Company’s common stock at $4.75 per share expiring five years from the date of issuance.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company appointed a new Chief Financial Officer during August 2014. The Company utilizes Assure Professional, LLC (“Assure”) to provide certain outsourced accounting services. The Company’s current Chief Financial Officer is a partial owner of Assure.  The Company incurred expense of $11,750 and $25,250 in exchange for these services during the three and nine months ended September 30, 2015, respectively.  Included in accounts payable at September 30, 2015 was $9,500 due to Assure.

Mr. D. Jonathan Merriman was appointed to the Company’s Board of Directors during December 2014.  Mr. Merriman is the CEO of Merriman Capital, Inc. (“Merriman”).  Merriman provides capital market advisory services to the Company for which we incurred expense of $30,000 and $90,000 during the three and nine months ended September 30, 2015, respectively. The Company primarily issues common stock in exchange for monthly services and no amount was due to Merriman at September 30, 2015.  In addition, Merriman acted as the Company’s placement agent during its most recent offering.  During September 2015, the Company paid Merriman cash commissions equal to 8% of the gross proceeds of the offering of $141,950 (see note 6) and also reimbursed the placement agent for its out of pocket expenses of $14,687.  During October 2015, the Company paid Merriman cash commissions equal to 8% of the gross proceeds of $276,250 or $22,100.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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
SEPTEMBER 30, 2015
(unaudited)

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

On July 16, 2015, the Company attended court-ordered mediation with IZEA. The parties reached a settlement.

On July 20, 2015, the Company attended court-ordered mediation with Foursquare. The result of that mediation was an impasse.

As part of the Company's settlement with Living Social, the Company's attorney is entitled to additional compensation for the value of certain non-monetary arrangements.

On August 17, 2015, the Company entered into a settlement agreement with IZEA, pursuant to which it settled all outstanding litigation with IZEA. Under the Agreement, IZEA has agreed to pay the Company a royalty fee of 4.125% of revenue from IZEA’s discontinued legacy platforms SocialSpark, Sponsored Tweets and WeReward. The remaining terms of the settlement are confidential.  Legal costs due to our attorneys associated with the IZEA settlement are classified as a settlement payable on our condensed consolidated balance sheet.

On September 21, 2015, the Company entered into a settlement agreement with Yelp, pursuant to which all outstanding litigation with Yelp was settled.  Under the agreement, Yelp has agreed to purchase 4,000 KIOSentrix beacons.

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Legal fees for such matters are expensed as incurred and we accrue for adverse outcomes as they become probable and estimable.

NOTE 9 – SUBSEQUENT EVENTS

Effective October 1, 2015, the Compensation Committee awarded the Company’s Chief Executive Officer options to purchase 32,864 shares of the Company’s common stock (the “Options”). The Options are exercisable at an exercise price of $5.00 per share for a term of 10 years. The Options were fully vested at the time of issuance.

On October 2, 2015, pursuant to a securities purchase agreement, the Company sold an aggregate of 65,000 shares of its common stock together with warrants to purchase an aggregate of 65,000 shares of its common stock for net proceeds, after commissions and other costs, of $254,150. The warrants are exercisable at an exercise price of $4.75 for a term of five years. The Company is required to file a registration statement covering the shares and the shares issuable upon exercise of the warrants no later than thirty days following the closing. In addition, the purchase agreement prohibits the Company from effecting any public offering of common stock within ninety days of the closing unless the closing price of the Company’s common stock is above $15.00 per share for ten consecutive trading days.  The Company paid the placement agent cash commissions equal to 8% of the gross proceeds of $276,250 or $22,100.

On October 12, 2015, the Company awarded two employees options to purchase an aggregate of 5,000 shares of the Company’s common stock.  The options are exercisable at $3.90 per share for a term of 10 years.  Shares vest annually over a three year period.

On October 23, 2015, the Company awarded a consultant options to purchase a total of 2,000 shares of the Company’s common stock.  The options are exercisable at $2.86 per share for a term of 10 years.  Shares vest annually over a three year period.

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

Recent Developments

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.  See Note 3 to the condensed consolidated financial statements included elsewhere in this document.

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

On July 8, 2015 the Company attended the Markman Hearing in order to construe the claims of the patents.  On July 14, 2015, the Court entered its Memorandum Opinion and Order regarding claim construction.  In that Order, the Court analyzed eleven claim terms.  The Court agreed with Blue Calypso’s proffered construction as to seven terms, chose its own construction as to three terms and agreed with the defendants’ proffered construction as to only one term.  The Court also expressly rejected the defendants’ argument that the term “testimonial tag” was indefinite.

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

On July 16, 2015, the Company attended court-ordered mediation with IZEA. The parties reached a settlement.

On July 20, 2015, the Company attended court-ordered mediation with Foursquare. The result of that mediation was an impasse.

The court dockets for each case, including the parties’ briefs are publicly available on the Public Access to Court Electronic Records website, or PACER, www.pacer.gov, which is operated by the Administrative Office of the U.S. Courts.

On August 17, 2015, the Company entered into a settlement agreement with IZEA, pursuant to which it settled all outstanding litigation with IZEA. Under the Agreement, IZEA has agreed to pay the Company a royalty fee of 4.125% of revenue from IZEA’s discontinued legacy platforms SocialSpark, Sponsored Tweets and WeReward.  The remaining terms of the settlement are confidential.

On September 21, 2015, the Company entered into a settlement agreement with Yelp, pursuant to which all outstanding litigation with Yelp was settled.  Under the agreement, Yelp has agreed to purchase 4,000 KIOSentrix beacons.

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

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the recoverability and useful lives of long-lived assets, the fair value of the Company’s stock, stock-based compensation, debt discounts, derivative liabilities and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

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

Impairment of Long-Lived Assets

The Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the property exceeds its fair market value. No impairment was deemed to exist as of September 30, 2015 and December 31, 2014. The Company re-evaluates the carrying amounts of its amortizable intangibles at least quarterly to identify any triggering events.  As described above, if triggering events require us to undertake an impairment review, it is not possible at this time to determine whether it would be necessary to record a charge or if such charge would be material.

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

Results of Operations

Comparison of Three Months Ended September 30, 2015 and 2014

Results of Operations

Net Loss.  For the three months ended September 30, 2015, we had a net loss of $792,942, as compared to a net loss of $1,284,416 for the three months ended September 30, 2014. The decrease in net loss resulted primarily from a reduction in our general and administrative costs of $667,835 and a gain on change in derivative liabilities of $188,093, net with a decrease in gross profits of $57,284, terminated offering costs of $283,387 incurred in the current period and an increase in interest expense of $19,283.

Revenue.   Revenue for the three months ended September 30, 2015 was $508,391, as compared to $310,360 in revenues for the same period in 2014.  The increase in revenue in the current year is a result of royalties generated from the IZEA settlement.  The increase in revenue is offset by a decrease in project based revenue primarily due to timing of development projects.

Cost of Revenue.  Our cost of revenue was $442,268 for the three months ended September 30, 2015, as compared to $186,953 for the same period in 2014.  The increase in cost of revenue is primarily attributable to costs associated with royalty revenue.  As a result of these legal fees, there was no related margin associated with the royalty revenue.

Sales and Marketing.  For the three months ended September 30, 2015, sales and marketing expenses decreased by $2,347 to $108,966 as compared to the same period in 2014. Sales and marketing expenses decreased as the Company reduced sales personnel.

General and Administrative.For the three months ended September 30, 2015, general and administrative expenses were $463,969 as compared to $1,131,804 for the three months ended September 30, 2014.  This was primarily due to a reduction of $525,518 in stock based compensation primarily associated with certain restricted stock incentives during the three months ended September 30, 2014.  As a result of the former Chief Executive Officer’s resignation, the Company incurred $436,195 in restricted stock expense during 2014 with no corresponding 2015 expense.  Additional decrease relates to reductions in headcount and executive compensation.

Depreciation and Amortization.  Depreciation and amortization expenses relate primarily to the amortization of capitalized software development.  Depreciation and amortization expenses were $93,751 for the three months ended September 30, 2015 as compared to $86,904 for the three months ended September 30, 2014, representing an increase of $6,847 which was primarily due to an increase in additional capitalized software during the period.  For the three months ended September 30, 2015, we incurred $106,284 of capitalized software development costs associated with improvements to our commercial platform. This compares to $30,519 of capitalized software development costs for the quarter ended September 30, 2014.  The Company continues to invest in the ongoing improvements to its core platform.

Change in fair value of derivative liabilities.  We issued convertible debt that contains certain reset provisions in connection with financing.  As such, we are required to record these reset provisions as a liability and mark them to market each reporting period.  For the three months ended September 30, 2015, we recorded a gain of $188,093 in change in the fair value of these reset provisions versus $-0- for the three months ended September 30, 2014.

Terminated offering costs.  During the three months ended September 30, 2015, we terminated a public offering of shares of our common stock.  As such, we incurred $283,387 in professional and other fees before termination.

Interest Expense.  Interest expense was $97,085 for the three months ended September 30, 2015 as compared to $77,802 for the three months ended September 30, 2014. Interest expense for the current period represents primarily amortization of beneficial conversion features on our convertible note of $96,053 with the remainder credit card and vendor financing.  In comparison, interest for 2014 related to $62,802 in amortization of beneficial conversion features and interest expense of $15,000 on notes payable of $564,933 with the remaining amount primarily representing cash interest on notes payable.

Comparison of Nine Months Ended September 30, 2015 and 2014

Results of Operations

Net Loss.  For the nine months ended September 30, 2015, we had a net loss of $2,097,633, as compared to a net loss of $4,483,029 for the nine months ended September 30, 2014. The decrease in net loss resulted primarily from a reduction in our sales and marketing expense of $156,558, general and administrative costs of $1,817,460, interest expense of $593,434 and increase gain on change in fair value of derivatives of $186,063, net with terminated offering costs of $283,387 incurred in 2015.

Revenue.   Revenue for the nine months ended September 30, 2015 was $733,605, as compared to $596,607 in revenues for the same period in 2014.  The increase in revenue in the current year is a result of royalties generated from the IZEA settlement.  The increase in revenue is offset by a decrease in project based revenue primarily due to timing of development projects.

Cost of Revenue.  Our cost of revenue was $542,045 for the nine months ended September 30, 2015, as compared to $331,746 for the same period in 2014. The increase in cost of revenue is primarily attributable to legal costs associated with royalty revenue.  As a result of these legal fees, there was no related margin associated with the royalty revenue.

Sales and Marketing.  For the nine months ended September 30, 2015, sales and marketing expenses decreased by $156,558 to $263,221 as compared to the same period in 2014. Sales and marketing expenses decreased as the Company reduced sales personnel.

               General and Administrative.  For the nine months ended September 30, 2015, general and administrative expenses were $1,565,594 as compared to $3,383,054 for the nine months ended September 30, 2014.  This was primarily due to a reduction of $1,466,185 in stock based compensation primarily associated with certain restricted stock incentives during the nine months ended September 30, 2014.  As a result of the former Chief Executive Officer’s resignation, the Company incurred $1,308,584 in expense during 2014 with no corresponding 2015 expense.

Depreciation and Amortization.  Depreciation and amortization expenses relate primarily to the amortization of capitalized software development.  Depreciation and amortization expenses were $266,526 for the nine months ended September 30, 2015 as compared to $255,095 for the nine months ended September 30, 2014, representing an increase of $11,431 which was primarily due to an increase in additional capitalized software during the period.  For the nine months ended September 30, 2015, we incurred $256,899 of capitalized software development costs associated with improvements to our commercial platform. This compares to $93,953 of capitalized software development costs for the nine months ended September 30, 2014.  The Company continues to invest in the ongoing improvements to its core social media platform.

Change in fair value of derivative liabilities.  We issued warrants and convertible debt that contain certain reset provisions in connection with financing.  As such, we are required to record these reset provisions as a liability and mark them to market each reporting period.  For the nine months ended September 30, 2015, we recorded a gain of $188,093 in change in the fair value of these reset provisions versus $2,030 for the nine months ended September 30, 2014.

Terminated offering costs.  During the nine months ended September 30, 2015, we terminated a public offering of shares of our common stock.  As such, we incurred $283,387 in professional and other fees before termination.

Interest Expense.  Interest expense was $98,558 for the nine months ended September 30, 2015 as compared to $691,992 for the nine months ended September 30, 2014. Interest expense for the current period represents primarily amortization of beneficial conversion features on our convertible note of $96,053 with the remainder credit card and vendor financing.  In comparison, interest for 2014 related to $27,500 of interest expense on an outstanding $600,000 notes payable, amortization of beneficial conversion features on notes payable of $188,352 and interest expense related to the modification of warrants to induce conversion of $460,949.

Cash Flows

Net cash used in operating activities during the nine months ended September 30, 2015 was $1,190,646 as compared to $1,972,253 for the nine months ended September 30, 2014. Cash used in operations for the nine months ended September 30, 2015 was comprised of a net loss of $2,097,633 offset primarily by certain non-cash items:  (i) bad debt expense of $19,141; (ii) stock based compensation expenses (including common stock issued in exchange for services) of $440,165; (iii) depreciation and amortization of $362,579 and (iv) net change in operating assets and liabilities of $273,195; net with gain in change in fair value of derivative liabilities of $188,093.

Net cash used in investing activities during the nine months ended September 30, 2015 was $263,406, as compared to $95,133 for the nine months ended September 30, 2014. This increase was primarily attributable to additional expenditures on the development of our software.

During the nine months ended September 30, 2015, net cash provided in financing activities was $2,032,861 as compared to $2,376,286 for the same period in 2014.  For the nine months ended September 30, 2015, we received $1,617,738 from the sale of its common stock and $415,123 from the issuance of a convertible note. During the nine months ended September 30, 2014, the Company received $1,024,558 in proceeds from the exercise of warrants, $21,728 from the exercise of options and $1,330,000 from the sale of common stock.

Off Balance Sheet Arrangements

None

Liquidity and Capital Resources

As of September 30, 2015, the Company had cash of $1,682,010 and working capital of $1,023,935.  During the nine months ended September 30, 2015, the Company used net cash in operating activities of $1,190,646.  The Company has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

            On July 20, 2015, the Company issued a senior convertible note in the principal amount of $550,000 for a purchase price of $500,000 and proceeds of $415,123.  In addition, in September and October 2015, the Company raised approximately $1.9 million from the sale of its common stock and warrants. It is anticipated that the proceeds from this note and the sale of its common stock and warrants will provide the Company with cash sufficient to fund operations through April 2016.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 22, 2015, the Company filed its third amended complaint against all defendants.  The defendants timely answered on May 11, 2015.  Each of the defendant’s answers included a counterclaim for invalidity of the patents. The Company responded to these invalidity contentions on June 1, 2015.

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

On July 8, 2015 the Company attended the Markman Hearing in order to construe the claims of the patents. On July 14, 2015, the Court entered its Memorandum Opinion and Order regarding claim construction.  In that Order, the Court analyzed eleven claim terms.  The Court agreed with the Company’s proffered construction as to seven terms, chose its own construction as to three terms and agreed with defendants’ proffered construction as to only one term.  The Court also expressly rejected the defendants’ argument that the term “testimonial tag” was indefinite.

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

On July 16, 2015, the Company attended court-ordered mediation with IZEA. On August 17, 2015, the Company entered into a settlement agreement with IZEA, pursuant to which it settled all outstanding litigation with IZEA. Under the agreement, IZEA has agreed to pay the Company 4.125% of revenue from IZEA’s discontinued legacy platforms SocialSpark, Sponsored Tweets and WeReward. The remaining terms of the settlement are confidential.

On July 20, 2015, the Company attended court-ordered mediation with Foursquare. The result of that mediation was an impasse.

The court dockets for each case, including the parties’ briefs are publicly available on the Public Access to Court Electronic Records website, or PACER, www.pacer.gov, which is operated by the Administrative Office of the U.S. Courts.

On September 21, 2015, the Company entered into a settlement agreement with Yelp, pursuant to which all outstanding litigation with Yelp was settled.  Under the agreement, Yelp has agreed to purchase 4,000 KIOSentrix beacons.

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

10.39	Form of Senior Convertible Note issued on July 20, 2015 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2015).

10.40	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2015).

10.41	Form of Warrant (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2015).

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

BLUE CALYPSO, INC.

Date:	November 16, 2015	By:	/s/ Andrew Levi
		Name:	Andrew Levi
		Title:	Chief Executive Officer
(Principal Executive Officer)