Form 10-K
period 2015-12-31
BLUE CALYPSO, INC.
filed 2016-03-22
CIK 1399587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 333-143570

BLUE CALYPSO, INC.
 (Exact name of registrant as specified in its charter)

Delaware	20-8610073
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 W. Renner Rd., Suite 200 Richardson, TX	75082
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐. No ☒

On June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value (based on the closing sales price on that date) of the voting stock held by non-affiliates of the registrant was $17,418,543. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock as of March 17, 2016, was 6,007,443.

BLUE CALYPSO, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

PART I

ITEM 1.  BUSINESS

OUR COMPANY

Blue Calypso, Inc. (the “Company,” “Blue Calypso,” “we,” or “us”) develops and delivers mobile shopper marketing and analytics solutions for the business-to-consumer (B2C) marketplace leveraging mobile, social media, gamification and our intellectual property portfolio. We have developed a patented technology platform that enables brands and retailers to engage with shoppers when they are on the path-to-purchase products and services. Our technology also allows brands to leverage customer relationships to increase brand loyalty and drive revenue through sharing and influencer marketing. We generate revenue from the mobile and cloud-based consumption of our technology platform, consulting/services fees, and licensing and/or enforcement of our patented technologies. Our intellectual property portfolio consists of five US patents (an appeal at the Federal Circuit as a result of the PTAB ruling in December 2014 is in progress, which may affect the validity of one of the patents) and eleven pending patent applications that generally cover methods and systems for communicating and syndicating electronic offers and advertisements. One of the applications has recently been allowed by the patent office and we expect it to issue as a patent in the near future. Once granted the number of patents held by the Company will increase to six. All of the patents and patent applications that cover the core of our business, i.e., a “System and Method for Peer-to-Peer Advertising Between Mobile Communication Devices”, have been developed internally by our Founder and Chief Executive Officer, Andrew Levi, and our Director of Innovation, Bradley Bauer, and assigned to our wholly owned subsidiary, Blue Calypso, LLC. In September 2013, we acquired proprietary mobile gamification technology and subsequently applied for two additional patents based upon the enhancement and integration of this technology into our platform.

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

Today retailers are aggressively exploring mobile shopper engagement as the next frontier of the shopping experience. In an article issued by Reuters on December 2, 2014 titled, Majority of Mobile Shoppers Turn To Their Devices Over Store Employees And In-Store Info, according to CEA Survey”, more than half (58 percent) of shoppers who use mobile devices, such as smartphones and tablets, indicate they prefer to look up information on their devices while shopping, rather than talk to store employees – especially among men and shoppers aged 25-44. However we believe that retailers have yet to find a comfortable way of co-existing in this ecosystem of traditional consumer engagement.

Through mobile and social media, consumers and brands have their own unique and significant digital audience. According to Statista, the average Facebook user has 350 Friends. As reported in an article published by The Telegraph, the average Twitter user is an American woman with an iPhone and 208 followers. The claims in the article are based on data culled from a sample of 36 million Twitter profiles by Beevolve, a social media marketing firm. We believe that on average an individual has 25 unique frequent contacts they communicate with weekly via text messages or mobile calls. We also believe that active participation in LinkedIn, Google+, Tumblr and/or a personal blog can further extend one’s direct social reach significantly. With our platform, brand content is not bound by any single app, social media community, website, carrier or device. As a result, brand influencers have the capability to immediately reach hundreds or even thousands of people through their direct personal and digital social relationships.

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

OUR PRODUCTS AND SERVICES

Our core platform called KIOSENTRIX® is the basis for our business model. Additionally, we offer outsourced consulting and customized software development services through our Blue Calypso Labs (“BC Labs”) services.

KIOSENTRIX® provides manufacturers and brick-and-mortar retailers with a highly targeted and personalized way of engaging with store visitors when they are on the path-to-purchase. There are several methods of activation with store visitors including but not limited to short-code messaging, iBeacons, Near Field Communications (NFC), Quick Response (QR) codes, wifi and Geo-fencing. Once invited through store messaging and activated, a store visitor is guided by store-centric content through their shopping experience which is unique for each retailer. All interactions with the store shopper are tracked in order to deliver targeted content which is both circumstantially and geographically relevant and ultimately drives more store visits and increases the purchase size while creating a higher degree of customer affinity and satisfaction.

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

Our principal executive offices are located at 101 W. Renner Rd. Suite 200, Richardson, Texas 75082. Our telephone number is (800) 378-2297. Our website address is http://www.bluecalypso.com.

MARKET OPPORTUNITY

We believe that the market opportunities for our existing products and technology are significant and continuing to expand. According to the figure below, Forrester Research estimates that in 2015, approximately $67 billion will be spent in the United States on interactive marketing. Forrester estimates this amount will increase to approximately $103 billion by 2019. We believe social media marketing is experiencing rapid growth because consumers are much more receptive to recommendations from their friends and family. The below chart demonstrates these trends.

Source: Forrester Research, Inc.

We believe that as advertisers adapt to the changing media and content distribution landscape, they will place an increasing priority on the next frontier of mobile while leveraging social media communities and properties.

We believe that historical advertising media such as print, television and radios, and even Internet banner ads, are beginning to shift to mobile platforms and generally explore alternatives to traditional advertising techniques. Mobile platforms enable advertisers to put relevant messages out to a more highly targeted buyer community, while encouraging branded and personal content syndication. In addition, mobile devices have become a ubiquitous extension of many target buyers and a critical part of the lifestyle of most generations.

We believe that one of the most attractive characteristics of mobile consumers for advertisers is the opportunity for more accurate content targeting. Typical parameters include carrier, device type and mobile channel, with the possibility to add geo-location, behavioral, demographic and interest-based information (the latter two generally require user opt in) infused with a user’s actual purchase history. For instance, mobile technology can enable relevant promotional offers and coupons to be delivered to shoppers’ phones while they are in the store. That level of personalization will likely affect purchase behavior. According to the Telemetrics/xAd report, coupons and relevant targeting also motivate consumers to take further action.

Mobile marketing has the ability to connect brands with consumers on an intimate one-to-one basis, providing relevant information that is important to them when it interests them the most. While the sector is still in its infancy, we believe that brands, retailers, advertising executives, content publishers and technology enablers have high expectations regarding the potential of the mobile advertising market. We believe that our platform offers an effective tool for advertisers seeking to enter or expand their advertising presence in the mobile market, target specific customers with selected messages, and capitalize on the power of peer recommendations. In fact, according to an article published by eMarketer on January 5, 2015 titled, In-Store Mobile Use Redefines Customer Service, a Deloitte study found that mobile devices used before or during in-store shopping trips converted or helped to convert nearly $600 billion in US in-store retail sales in 2013 or 19% of total brick-and-mortar sales.

We also believe that peer-to-peer or “friend-to-friend” advertising (also known as influencer marketing) is the most powerful and effective form of communicating with consumers. According to eMarketer’s October 24, 2014 report titled, Millennials’ Social Shares Don’t Stop with the Post, two thirds of 18-34-year-olds were at least somewhat likely to make a purchase based on content shared by one of their peers on social. According to Nielsen as published in the Simply Measured report titled, Influencer Marketing: Stats and Quotes You Need to Know, 90% of consumers trust peer recommendations but only 33% trust ads. We believe that this ability to share retail offers and product information in real-time with friends and family, makes mobile content delivery even more valuable. Our products enable our customers to combine great mobile-targeted content with word-of-mouth recommendations.

COMPETITIVE STRENGTHS

Mobile shopper engagement, digital market awareness and branding through mobile and digital media is an extremely competitive and fragmented industry. Adequate protection of intellectual property, successful product development, adequate funding and retention of experienced personnel are critical to our success. We believe that we have the following strengths:

•
Prominent Intellectual Property Position.   We believe that our patents provide us with broad and comprehensive coverage for the electronic delivery of brand content and electronic offers on any electronic communication device. Our policy is to seek to protect our proprietary position by filing patent applications related to our proprietary technology and improvements that we believe are important to the development of our business. We also pursue companies that we believe are infringing on our intellectual property in order to protect our intellectual property assets and our competitive position.

•
Extensive Knowledge and Experience in Product Advertising, Awareness and Branding.   We believe that our management and personnel have extensive knowledge and experience in product advertising, digital marketing and awareness and branding which significantly adds to our competitive position.

•
Highly Scalable Platform.   We have the ability to rapidly customize products to meet our client’s diverse needs. Our technology platform has evolved and matured as we have refined our go-to-market strategy and target market.

OUR STRATEGY

We intend to continue innovating and will attempt to maximize the economic benefits of our intellectual property. We currently have two key areas of operation:

Development and Delivery of Mobile Shopper Engagement Solutions- We have developed a proprietary platform that enables brands to engage with shoppers when they are on the path-to-purchase in order to deliver a unique shopper experience, increase brand loyalty and drive revenue.

We believe that our strong intellectual property and our extensive experience in mobile technologies, affinity/advocacy, awareness and branding will enable us to continue to develop new products and services. We will execute on this strategy through a combination of: organic customer acquisition; indirect customer acquisition through strategic partners such as IntegraColor; and through synergistic acquisitions.

Our direct to market approach includes aggressive market awareness through public relations, and digital and traditional marketing awareness such as mailings, calls, email campaigns, social media, trade show attendance, and industry association participation. Partnering with organizations that are part of the marketing supply chain who focus on our target market (multi-location brick-and-mortar retailers) gives us immediate access to and credibility with a portfolio of existing customers. Furthermore, by aligning with the right partners, our solutions become part of a larger program which drives revenue for our customers. These programs include our customer’s branding, demand generation, marketing programs/campaigns, deals/offers/coupons, customer affinity programming and other initiatives already in existence with their brands. Finally, we expect to identify and pursue strategic acquisitions that help us grow our feature set, customer base, services capabilities, and our intellectual property portfolio.

Maximization of the Economic Benefits of Our Intellectual Property– The Company was founded based on the opportunities created when the vision and opportunity for mobile adoption caused our founders to file our first patent in 2004. Since then we have expanded our portfolio and will continue to innovate and file for additional patent protection of our inventions. This IP portfolio is a very valuable asset and we have a duty to the Company and to the shareholders to protect these assets. Therefore we intend to continue to identify and pursue those in the marketplace that are infringing our IP.

In summary, we have developed a proprietary platform that enables brands to engage with shoppers when they are on the path-to-purchase in order to deliver a unique shopper experience, increase brand loyalty and drive revenue. We believe that our strong intellectual property and our extensive experience in mobile technologies, awareness and branding will enable us to continue to develop new products and services.

We intend to expand our intellectual property portfolio through both internal development and acquisition. Our goal is to monetize our intellectual property through licensing and strategic partnerships.

Marketing

We target multi-location brick-and-mortar retailers as well as product manufacturers through partnerships and indirect sales channels as well as brand-direct. We have a multi-touch marketing and branding strategy as well as exhibit at trade shows and market directly utilizing current digital techniques such as social media and pay-per-click advertising.

Customers

We enter into written agreements with each of our customers, which vary in term. Customers’ fees are based on the complexity of the solution we deliver for them and generally include a setup fee, monthly service fee and sometimes a performance fee. Further, our test programs tend to be much smaller as we seek to prove the concept with a particular customer before rolling out a full national campaign. We have also entered into license agreements pursuant to which we derive revenue for the use of our intellectual property on a perpetual license basis. Through BC Labs we provide consulting and software development services.

Technology to Capture Data

Our platform allows the collection of business intelligence and analytics resulting from data accumulated as content is deployed, adopted, consumed and shared. Our technology allows the brand/advertiser to monitor the full cycle of a campaign, from the first engagement to the final redemption or intent to purchase. With this data, we show each client the return on investment (ROI) of each dollar spent using our unique platform. This allows us to prove the effectiveness of the engagement in near real time and enables clients to quickly improve their campaign effectiveness.

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

We believe that the patents cover the core of our business, i.e., a basic method and system for peer-to-peer advertising between mobile communications devices. We also have four (4) additional CIP patent applications pending which build on the functionality of our issued patents, one patent application which covers a digital game of tag played on mobile devices through which participants can earn points and incentives from game sponsors, and one patent application that covers cumulative incentives.

On December 17, 2014, the Patent Trial and Appeal Board issued final decisions in Covered Business Method Review proceedings CBM2013-00035, CBM2013-00033, CBM2013-00034, CBM2013-00046 and CBM2013-00044. In each case, certain claims of each patent were held to be invalid for various reasons. With respect to the ‘516, ‘679, ‘055 and ‘646 patents, many of the claims survived and the patents remain enforceable. All of the claims of the ‘670 patent were held invalid. The Company appealed each of the final decisions to the United States Federal Circuit Court of Appeals.  The Company appealed the unpatentability determinations including the decision of invalidity based on anticipation of several claims of the patents by prior art (the Paul reference).  The Company also appealed the decision to review its patents under the provisions for CBMR and that the ‘516 patent lacked sufficient written description under § 112 to support the claims.  Groupon appealed the Board’s decision that the patents were not valid under § 103 and the determination by the PTAB that the Ratismor reference was not publically available prior art.

On March 1, 2016, the Federal Circuit overturned the PTAB decision as to insufficient written description but upheld the decision that the Ratismore reference was not publically available prior art.  However, the Federal Circuit confirmed the Board’s decision to institute the CBMR process on the basis that Blue Calypso’s patent portfolio qualified as a business method patent which was financial in nature.  The Federal Circuit also upheld the decision of invalidity based on anticipation of several claims of the patents by the prior art Paul reference.

The Company has an option to pursue an en banc review of the holding with respect to anticipation by the Paul reference.  An en banc review would occur before a panel of eight judges of the Federal Circuit as compared to the recently completed appeals process which utilized three.  We also have the option of requesting that the Supreme Court review the Federal Circuit’s decision.  These options for appeal must be filed within 30 and 90 days respectively from the date of the March 1, 2016 decision.

The reversal of the written description matter is significant as it re-establishes the ‘516 parent patent issue date of February 2010 as the date that damages begin to accrue.  Prior to this reversal, the first date of infringement was relegated to the later issue date of the ‘679 patent on April 2012.

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

We own twelve registered trademarks in the United States: “BLUE CALYPSO®,” “WHEN FRIENDS TALK, FRIENDS LISTEN®,” “CALYP®,” “POWER TO THE PEOPLE®,”  “SOCIALLY YOURS®,”  “ENDORSE SHARE EARN®,”  “EMGAGE®,”  “DASHTAGG®” (two registrations for different classes), “POPSHARE®,” “SHARE ADVERTISING®,” and “KIOSENTRIX®,”  In addition, we have four pending trademark applications for the following: “SOCIALECHO™,” “MOBILE ADVANTAGE™,” “OFTIN™,” and “POPTRAX™.”

We also believe that we have common law rights in these trademarks that arise from use of the marks in commerce. The trademark registrations will continue in force as long as all renewals are timely paid and use of the marks continues. Our common law trademark rights will continue as long as the marks are used in commerce.

Employees

As of December 31, 2015, we had a total of 17 full-time employees. We also utilize the services of independent contractors. We have no labor union contracts and believe relations with our employees are satisfactory.

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

We also face competition from other mobile and Internet advertising providers, including companies that are not yet known to us. We may compete with companies that sell products and services online, because these companies, like us, are trying to attract users to their websites to search for information about products and services. Our biggest competitor is each of the retail brands for which we are in pursuit as many of them have or are building their own mobile apps. The problem we predict most of them will face at some point is the fact that consumers do not want a mobile app on their phone for every retailer they shop at. Therefore, with few exceptions, the adoption has been and will continue to be poor. Thus, we expect that retailers will abandon this expensive route for mobile engagement and transition to what we believe is a much more effective route to success by partnering with Blue Calypso.

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

U.S. and foreign regulations and laws potentially affecting our business are evolving frequently. We are, and will continue to update and improve our regulatory compliance features and functionality, and we will need to continue to identify and determine how to effectively comply with all the regulations to which we are subject now or in the future. If we are unable to identify all regulations to which our business is subject and implement effective means of compliance, we could be subject to enforcement actions, lawsuits and penalties, including but not limited to fines and other monetary liability or injunction that could prevent us from operating our business or certain aspects of our business. In addition, compliance with the regulations to which we are subject now or in the future may require changes to our products or services, restrictor impose additional costs upon the conduct of our business or cause users to abandon material aspects of our services. Any such action could have a material adverse effect on our business, results of operations and financial condition.

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

On September 1, 2011, we entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with Blue Calypso Holdings, Inc. and our newly formed wholly-owned subsidiary, Blue Calypso Acquisition Corp. Upon the closing of the transactions contemplated under the Merger Agreement, Blue Calypso Acquisition Corp. merged with and into Blue Calypso Holdings, Inc., and Blue Calypso Holdings, Inc. as the surviving corporation became our wholly-owned subsidiary. In connection with this merger, we discontinued all of our prior operations and assumed the business of Blue Calypso Holdings, Inc. as our sole line of business. We refer to this merger transaction as the “reverse merger.”

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

We incurred net losses of $3,303,150 and $7,735,464 for the years ended December 31, 2015 and 2014, respectively. While a significant portion of the losses for the years ended December 31, 2015 and 2014 is attributed to non-cash equity compensation expense, we cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise in the relatively new and volatile market for product marketing and branding through social media communities. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue model. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

In light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development with minimal operating history, there is a significant risk that we will not be able to:

●                   implement or execute our current business plan, or demonstrate that our business plan is sound; and/or
●                   raise sufficient funds in the capital markets to effectuate our long-term business plan.

If we are unable to execute any one of the foregoing or similar matters relating to our operations, our business may fail.

We will require additional capital to support our present business plan and our anticipated business growth, and such capital may not be available on acceptable terms, or at all, which would adversely affect our ability to operate.

Based on our current operating plans, our current resources are expected to be sufficient to fund our planned operations into May 2016.  We may also need to raise additional funds in connection with any acquisitions of technology or intellectual property assets that we pursue for a new opportunity to innovate our platform, a change in our approach to the market or to fund licensing and enforcement actions.

While we will need to seek additional funding, we may not be able to obtain financing on acceptable terms, or at all. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our business plans.

Our independent registered public accounting firm's report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.

As of December 31, 2015, our accumulated deficit was $35,470,384. Primarily as a result of our recurring losses from operations, negative cash flows and our accumulated deficit, our independent registered public accounting firm has included in its report for the year ended December 31, 2015 an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is contingent upon, among other factors, our ability to obtain sufficient financing to support our operations. If we are not able to obtain sufficient financing to support our operations, we may be forced to limit or cease our operations.

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

On December 17, 2014, the Patent Trial and Appeal Board issued final decisions in Covered Business Method Review proceedings CBM2013-00035, CBM2013-00033, CBM2013-00034, CBM2013-00046 and CBM2013-00044. In each case, certain claims of each patent were held to be invalid for various reasons. With respect to the ‘516, ‘679, ‘055 and ‘646 patents, many of the claims survived and the patents remain enforceable. All of the claims of the ‘670 patent were held invalid. The Company appealed each of the final decisions to the United States Federal Circuit Court of Appeals.  The Company appealed the unpatentability determinations including the decision of invalidity based on anticipation of several claims of the patents by prior art (the Paul reference).  The Company also appealed the decision to review its patents under the provisions for CBMR and that the ‘516 patent lacked sufficient written description under § 112 to support the claims.  Groupon appealed the Board’s decision that the patents were not valid under § 103 and the determination by the PTAB that a certain reference (the Ratismor reference) was not publically available prior art.

On March 1, 2016, the Federal Circuit overturned the PTAB decision as to insufficient written description but upheld the decision that the Ratismore reference was not publically available prior art.  However, the Federal Circuit confirmed the Board’s decision to institute the CBMR process on the basis that Blue Calypso’s patent portfolio qualified as a business method patent which was financial in nature.  The Federal Circuit also upheld the decision of invalidity based on anticipation of several claims of the patents by the prior art (the Paul reference).

The Company has an option to pursue an en banc review of the holding with respect to anticipation by the Paul reference.  An en banc review would occur before a panel of eight judges of the Federal Circuit as compared to the recently completed appeals process which utilized three.  We also have the option of requesting that the Supreme Court review the Federal Circuit’s decision.  These options for appeal must be filed within 30 and 90 days respectively from the date of the March 1, 2016 decision.

The reversal of the written description matter is significant as it re-establishes the ‘516 parent patent issue date of February 2010 as the date that damages begin to accrue.  Prior to this reversal the first date of infringement was relegated to the later issue date of the ‘679 patent on April 2012.

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

We commenced legal proceedings against certain daily deal, social promotion and check-in applications (including Groupon, LivingSocial, Yelp, IZEA, MyLikes, and Foursquare), pursuant to which we alleged that such companies infringe on our patents. Certain of these defendants have substantially more resources than we do, which could make our litigation efforts more difficult. We reached settlement in our patent infringement disputes with MyLikes in July 2013, with LivingSocial in August 2013 with IZEA in August 2015, and with Yelp in September 2015.

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

Our five issued patents have been and may be subjected to further challenge and possibly invalidated by third parties. Changes in either the patent laws or in the interpretations of patent laws in the United States or other countries may diminish the value of our intellectual property.

We own eleven pending patent applications in the United States. We cannot assure that these patent applications will be issued, in whole or in part, as patents. Patent applications in the United States are maintained in secrecy until the patents are published or issued. Since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, we cannot be certain that we are the first creator of the inventions covered by pending patent applications.

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

In addition, even if we are able to internally develop new inventions, in order for those inventions to be viable and to compete effectively, we would need to develop and maintain a proprietary position with respect to such inventions and intellectual property. However, there are significant risks associated with any such intellectual property we may develop principally including the following:

●                   patent applications we file may not result in issued patents or may take longer than we expect to result in issued patents;
●                   we may be subject to interference proceedings;
●                   we may be subject to opposition proceedings in the U.S. or foreign countries;
●                   any patents that are issued to us may not provide meaningful protection;
●                   we may not be able to develop additional proprietary technologies that are patentable;
●                   other companies may challenge patents issued to us;
●                   other companies may have independently developed and/or patented (or may in the future independently develop and patent) similar or alternative technologies, or duplicate our technologies;
●                   other companies may design around technologies we have developed; and
●                   enforcement of our patents would be complex, uncertain and very expensive.

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

If a third party claims that we infringe on its patents or other proprietary rights, we could face a number of issues that could seriously harm our competitive position, including:

●                   infringement claims, with or without merit, which can be costly and time consuming to litigate, delay any regulatory approval process and divert management’s attention from our core business strategy;
●                   substantial damages for past infringement, which we may have to pay if a court determines that our products or technologies infringe upon a competitor’s patent or other proprietary rights; and
●                   a court order prohibiting us from  commercializing  our  potential products or technologies unless the holder licenses the patent or other proprietary rights to us, which such holder is not required to do.

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

On December 5, 2013, the United States House of Representatives passed a patent reform titled the Innovation Act by a vote of 325-91. Representative Bob Goodlatte, with bipartisan support, introduced the Innovation Act on October 23, 2013. The Innovation Act, as passed by the House, has a number of major changes. Some of the changes include a heightened pleading requirement for the filing of patent infringement claims. It requires a particularized statement with detailed specificity regarding how each asserted claim term corresponds to the functionality of each accused instrumentality. The Innovation Act, as passed by the House, also includes fee-shifting provisions which provide that, unless the non- prevailing party of a patent infringement litigation positions were objectively reasonable, such non-prevailing party would have to pay the attorney’s fees of the prevailing party.

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

These two cases will make it much easier for district courts to shift a prevailing party’s attorneys’ fees to a non-prevailing party if the district court believes that the case was weak or conducted in an abusive manner. Defendants that get sued for patent infringement by non- practicing entities may elect to fight rather than settle the case because these U.S. Supreme Court decisions make it much easier for defendants to get attorneys’ fees.

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

On February 5, 2015 House Judiciary Committee Chairman Bob Goodlatte  (R-Va.) reintroduced a patent reform  bill, now called the Innovation Act of 2015.  The bill, as introduced, includes the following provisions:

●  Heightened pleading requirements – A patent holder filing an infringement suit, at the time of filing, must include a set of infringement charts showing how each limitation of each asserted claims in each asserted patent is found within each accused product or instrumentality.

●  Presumption of attorney fees – A court would be required to award attorney fees and “other expenses” to the prevailing party unless a judge “finds the position and conduct of the non-prevailing reasonably justified in law and fact or under special circumstances.”

●  IPR claim construction – The USPTO would be required to construe claims in post-issuance reviews in the same manner as a district court.

●  Discovery limits – Discovery in litigation would be limited until after a claim construction ruling.

●  Willful infringement – Can lead to treble damages.

●  Transparency of ownership – The patent owner must disclose “the ultimate parent entity” of any assignee of the patent.

●  Stay of customer suits – In limited cases, the courts will stay customer lawsuits when the manufacturing of the accused product steps up to challenge the patent.

●  Foreign  Bankruptcy  –  The  bill  would  stop  the  practice  of  a  bankruptcy  executor  canceling  US  IP  licenses  in foreign bankruptcies.

●  Codifying double patenting – The proposal would allow prior filings  by overlapping  inventors to  count as prior art unless a terminal disclaimer is filed.

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

Our platform must accommodate a high volume of mobile traffic and deliver frequently updated information. Our platform may in the future experience slower response times or other problems for a variety of reasons. In addition, our platform could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information. In addition, our users depend on Internet and mobile service providers, online service providers and other website operators for access to our platform. Each of them has experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems.

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

Our business model includes the collection of certain personal information from our customers and platform users. Federal and state privacy laws regulate the circumstances under which we may use or share this information. We take steps to ensure our compliance with these laws, and we take steps to ensure compliance by those with whom we share personal information through non-disclosure agreements and contract provisions. Nonetheless, we may be subject to federal or state governmental enforcement action or civil litigation for improper use or sharing of personal identifying information. This risk could result in substantial costs to our business and materially and adversely affect our business and operating results. Further, if any party overcomes our physical, electronic, and procedural safeguards implemented to protect personal information, we may be subject to federal or state governmental enforcement action or civil litigation for inadequately protecting personal identifying information.

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

The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

●  the outcomes of our current and potential future patent litigation;
●  our ability to monetize our patents;
●  changes in our industry;
●  announcements of technological innovations, new products or product enhancements by us or others;
●  announcements by us of significant strategic partnerships, out-licensing, in-licensing, joint ventures, acquisitions or capital commitments;
●  changes in earnings estimates or recommendations by security analysts, if our common stock is covered by analysts;
●  investors’ general perception of us;
●  future issuances of common stock;
●  the addition or departure of key personnel;
●  general  market  conditions, including  the volatility of market  prices  for  shares of technology companies, generally, and other factors, including factors unrelated to our operating performance; and
●  the other factors described in this “Risk Factors” section.

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

As of March 21, 2016, we have outstanding granted options to purchase 629,628 shares of common stock  and  have  reserved  691,600 shares of our common stock for issuance upon the exercise of options pursuant to our 2011 Long-Term Incentive Plan. In addition, as of March 21, 2016, we have reserved 821,061 shares of our common stock for issuance upon exercise of outstanding warrants. As of March 21, 2016, we have also reserved 120,533 shares of our common stock for issuance to certain vendors for services provided.

Because our directors and executive officers are among our largest stockholders, they can exert significant control over our business and affairs and have actual or potential interests that may depart from those of our other stockholders.

Our directors and executive officers own or control a significant percentage of our common stock. Additionally, the holdings of our directors and executive officers may increase in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted or if they otherwise acquire additional shares of our common stock. As of March 21, 2016, our officers and directors beneficially own approximately 16.0% of the outstanding shares of our common stock. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons will have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

●  to elect or defeat the election of our directors;
●  to amend or prevent amendment of our certificate of incorporation or bylaws;
●  to effect or prevent a merger, sale of assets or other corporate transaction; and
●  to control the outcome of any other matter submitted to our stockholders for vote.

In addition, such persons’ stock ownership may  discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES

We owned no properties and had three property leases at December 31, 2015. Two property leases relate to our subsidiary Blue Calypso of Latin America, S.A for office space in the same building located in San Jose, Costa Rica. We also currently have a lease for office space at our current headquarters in Richardson, TX.

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

On December 17, 2014, the Patent Trial and Appeal Board issued final decisions in Covered Business Method Review proceedings CBM2013-00035, CBM2013-00033, CBM2013-00034, CBM2013-00046 and CBM2013-00044. In each case, certain claims of each patent were held to be invalid for various reasons. With respect to the ‘516, ‘679, ‘055 and ‘646 patents, many of the claims survived and the patents remain enforceable. All of the claims of the ‘670 patent were held invalid. The Company appealed each of the final decisions to the United States Federal Circuit Court of Appeals.  The Company appealed the unpatentability determinations including the decision of invalidity based on anticipation of several claims of the patents by prior art (the Paul reference).  The Company also appealed the decision to review its patents under the provisions for CBMR and that the ‘516 patent lacked sufficient written description under § 112 to support the claims.  Groupon appealed the Board’s decision that the patents were not valid under § 103 and the determination by the PTAB that a certain reference (the Ratismor reference) was not publically available prior art.

On March 1, 2016, the Federal Circuit overturned the PTAB decision as to insufficient written description but upheld the decision that the Ratismore reference was not publically available prior art.  However, the Federal Circuit confirmed the Board’s decision to institute the CBMR process on the basis that Blue Calypso’s patent portfolio qualified as a business method patent which was financial in nature.  The Federal Circuit also upheld the decision of invalidity based on anticipation of several claims of the patents by the prior art Paul reference.

The Company has an option to pursue an en banc review of the holding with respect to anticipation by the Paul reference.  An en banc review would occur before a panel of eight judges of the Federal Circuit as compared to the recently completed appeals process which utilized three.  We also have the option of requesting that the Supreme Court review the Federal Circuit’s decision.  These options for appeal must be filed within 30 and 90 days respectively from the date of the March 1, 2016 decision.

The reversal of the written description matter is significant as it re-establishes the ‘516 parent patent issue date of February 2010 as the date that damages begin to accrue.  Prior to this reversal the first date of infringement was relegated to the later issue date of the ‘679 patent on April 2012.

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

	High	Low
Fiscal Year 2014
First Quarter	$8.00	$6.00
Second Quarter	$7.00	$4.50
Third Quarter	$8.00	$4.50
Fourth Quarter	$10.00	$3.50
Fiscal Year 2015
First Quarter	$8.50	$7.09
Second Quarter	$7.55	$5.50
Third Quarter	$8.99	$4.01
Fourth Quarter	$5.00	$1.03

The last reported sales price of our common stock on the OTC Bulletin Board on March 21, 2016, was $2.90 per share. As of March 21, 2016, there were approximately 59 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On August 31, 2012, the Board adopted, subject to stockholder approval, the Blue Calypso, Inc. 2011 Long-Term Incentive Plan, or the Plan. Our stockholders approved the Plan on September 9, 2011. The Plan is intended to enable us to remain competitive and innovative in our ability to attract, motivate, reward and retain the services of key employees, certain key contractors, and non-employee directors. The Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards which may be granted singly, in combination, or in tandem, and which may be paid in cash or shares of common stock. The Plan is expected to provide flexibility to our compensation methods in order to adapt the compensation of employees, contractors, and non-employee directors to a changing business environment, after giving due consideration to competitive conditions and the impact of federal tax laws.  Subject to certain adjustments, the maximum number of shares of our common stock that may be delivered pursuant to awards under the Plan is 700,000 shares.

As of December 31, 2015, securities issued and securities available for future issuance under the Blue Calypso 2011 Long-Term Incentive Plan were as follows:

	Number of securities issued or to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding and issued options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	444,092	$7.48	247,508
Equity compensation plans not approved by security holders	185,536	$7.84	—
Total	629,628	$7.59	247,508

ITEM 6.  SELECTED FINANCIAL DATA.

Since we are a “smaller reporting company,” as defined by SEC regulation, we are not required to provide the information required by this Item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The statements made herein for fiscal 2015 and beyond represent “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and are subject to a number of risks and uncertainties. These include, among other risks and uncertainties, whether we will be able to generate sufficient cash flow from our operations or other sources to fund our working capital needs, maintain existing relationships with our lender, successfully introduce and attain market acceptance  of any new products, attract and retain qualified personnel both in our existing markets and in new territories in an extremely competitive environment, and potential obsolescence of our technologies.

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

Recent Events

General

In September and October 2015, pursuant to a securities purchase agreement, the Company sold an aggregate of 482,500 shares of its common stock together with warrants to purchase an aggregate of 482,500 shares of its common stock for net proceeds, after commissions and other costs, of $1,854,725. The warrants are exercisable at an exercise price of $4.75 for a term of five years.

On July 20, 2015, the Company issued a senior convertible note (the “July 2015 Note”), in the principal amount of $550,000 due one year from the date of issuance. The total net proceeds the Company received from this note were $415,123, net of fees and original interest discount (“OID”) of $50,000.

On December 18, 2015, the Company modified certain terms of the July 2015 Note. Pursuant to the modification, the Company agreed to repay the lender $300,000 in consideration for the extinguishment of $250,000 of the principal amount outstanding as of the December 18, 2015. The Company and the lender also agreed to reduce the guaranteed interest on the note from 10% to 5%, to delay the guaranteed interest start date by thirty days until February 20, 2016 and to delay the first installment payment by thirty days until February 20, 2016.  The July 2015 Note was subsequently repaid in full during February 2016.

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

On December 17, 2014, the Patent Trial and Appeal Board issued final decisions in Covered Business Method Review proceedings CBM2013-00035, CBM2013-00033, CBM2013-00034, CBM2013-00046 and CBM2013-00044. In each case, certain claims of each patent were held to be invalid for various reasons. With respect to the ‘516, ‘679, ‘055 and ‘646 patents, many of the claims survived and the patents remain enforceable. All of the claims of the ‘670 patent were held invalid. The Company appealed each of the final decisions to the United States Federal Circuit Court of Appeals.  The Company appealed the unpatentability determinations including the decision of invalidity based on anticipation of several claims of the patents by prior art (the Paul reference).  The Company also appealed the decision to review its patents under the provisions for CBMR and that the ‘516 patent lacked sufficient written description under § 112 to support the claims.  Groupon appealed the Board’s decision that the patents were not valid under § 103 and the determination by the PTAB that a certain reference (the Ratismor reference) was not publically available prior art.

On April 2, 2015, the District Court lifted the stay and required the parties to file a joint docket control order.  On April 6, 2015, the Court set a Markman Hearing for June 29, 2015, and jury selection for December 14, 2015.  On April 15, 2015, the parties filed their joint docket control order.  The Court entered its docket control order on April 23, 2015.  Due to an apparent *scheduling conflict, the Court rescheduled the Markman Hearing to July 8, 2015.

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

On August 17, 2015, the Company entered into a settlement agreement with IZEA, pursuant to which it settled all outstanding litigation with IZEA. Under the Agreement, IZEA has agreed to pay the Company a royalty fee of 4.125% of revenue from IZEA’s discontinued legacy platforms SocialSpark, Sponsored Tweets and WeReward. The remaining terms of the settlement are confidential.  Legal costs due to our attorneys associated with the IZEA settlement are classified as a settlement payable on our consolidated balance sheet.

On September 21, 2015, the Company entered into a settlement agreement with Yelp, pursuant to which all outstanding litigation with Yelp was settled.  Under the agreement, Yelp has agreed to purchase 4,000 KIOSentrix beacons.

On March 1, 2016, the Federal Circuit overturned the PTAB decision as to insufficient written description but upheld the decision that the certain reference (the Ratismore reference) was not publically available prior art.  However, the Federal Circuit confirmed the Board’s decision to institute the CBMR process on the basis that Blue Calypso’s patent portfolio qualified as a business method patent which was financial in nature.  The Federal Circuit also upheld the decision of invalidity based on anticipation of several claims of the patents by the prior art Paul reference.

The Company has an option to pursue an en banc review of the holding with respect to anticipation by the Paul reference.  An en banc review would occur before a panel of eight judges of the Federal Circuit as compared to the recently completed appeals process which utilized three.  We also have the option of requesting that the Supreme Court review the Federal Circuit’s decision.  These options for appeal must be filed within 30 and 90 days respectively from the date of the March 1,, 2016 decision.

The reversal of the written description matter is significant as it re-establishes the ‘516 parent patent issue date of February 2010 as the date that damages begin to accrue.  Prior to this reversal the first date of infringement was relegated to the later issue date of the ‘679 patent on April 2012.

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

Cost of Revenue

Cost of revenue includes technical service costs directly associated with initiating and supporting a customer’s program, technical service costs directly associated with providing IT consulting and legal fees directly related to the settlement of intellectual property claims that result in licensing and royalty revenue.

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

Impairment of Long-Lived Assets

The Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value. No impairment was deemed to exist as of December 31, 2015 and 2014. The Company re-evaluates the carrying amounts of its amortizable intangibles at least quarterly to identify any triggering events. As described above, if triggering events require us to undertake an impairment review, it is not possible at this time to determine whether it would be necessary to record a charge or if such charge would be material.

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

Results of Operations

Comparison of Year Ended December 31, 2015 and 2014

Net Loss. For the year ended December 31, 2015, we had a net loss of $3,303,150 compared to a net loss of $7,735,464 for the year ended December 31, 2014. The decrease in loss was primarily due to a decrease in general and administrative expense from $6,103,628 during 2014 to $2,318,720 in 2015. General and administrative expense decreased partially as a result of expenses incurred in connection with the departure of our previous Chief Executive Officer at the end of 2014. Pursuant to the agreement, during 2014, the Company incurred $150,000 in expense associated with future agreed upon cash compensation and $1,441,534 of costs in accelerated stock compensation expense related to previous restricted stock and option grants. The Company experienced a further reduction of $1,706,778 in stock based compensation as we did not incur expense associated with restricted stock grants during 2015 as compared to $1,750,225 during 2014.  The 2014 expense was primarily associated with our former Chief Executive Officer.  Finally, the Company experienced a reduction in officer compensation during 2015 as our founder and previous Chief Technology Officer, assumed the role of Chief Executive Officer while also performing his duties as Chief Technology Officer.

In addition to the decrease in general and administrative expense, sales and marketing decreased by $96,857 as the Company reduced its salesforce to align with performance. Depreciation and amortization increased by $20,182 in comparison to 2014. Other expense decreased by $578,377. During 2014, the Company incurred a loss on debt settlement upon conversion of the remaining outstanding debt and significant interest on a warrant modification.  Interest expense incurred during 2015 is primarily associated with cost from the convertible note issued during July 2015 with an additional 283,387 in expense incurred associated with a terminated offering.

Revenue. Revenue for the year ended December 31, 2015 increased to $1,004,495 as compared to $759,889 for the same period in 2014.  2015 revenue included $390,506 in settlement fees and associated licensing revenue as compared to $23,798 in 2014.  Revenue from consulting services was $501,989 and $736,091 during the years ended December 31, 2015 and 2014.

Cost of Revenue. Current year cost of revenue was $664,447 and includes charges directly related to licensing fee and consulting fee revenue with costs increasing as compared to 2014 primarily as a result of legal fees associated with various settlements.  Cost of revenue for the year ended December 31, 2014 was $412,225 and substantially consisted of costs related to internal technology professional staff members assigned to the BC Labs team.

Sales and Marketing.  For the year ended December 31, 2015, sales and marketing expenses decreased by $96,857 to $385,827 from $482,729 during the same period in 2014 as the Company reduced its salesforce to align with performance.

General and Administrative.  For the year ended December 31, 2015, general and administrative expense decreased partially as a result of expenses incurred in connection with the departure of our previous Chief Executive Officer at the end of 2014. Pursuant to the agreement, during 2014, the Company incurred $150,000 in expense associated with future agreed upon cash compensation and $1,441,534 of costs in accelerated stock compensation expense related to previous restricted stock and option grants. The Company experienced a further reduction of $1,706,778 in stock based compensation as we did not incur expense associated with restricted stock grants during 2015 as compared to $1,750,225 during 2014.  The 2014 expense was primarily associated with our former Chief Executive Officer.  Finally, the Company experienced a reduction in officer compensation during 2015 as our founder and previous Chief Technology Officer, assumed the role of Chief Executive Officer while also performing his duties as Chief Technology Officer.

Depreciation and Amortization. Depreciation and amortization expenses, increased from $344,128 for the year ended December 31, 2014 to $364,310 for the year ended December 31, 2015 as the Company invested $381,168 in capitalized software as compared to $149,131 during 2014.

Interest Expense. Interest expense was $740,756 for the year ended December 31, 2014 as compared to $379,776 for the year ended 2015. Interest expense incurred during 2014 related to the Company’s long-term debt obligations at various interest rates ranging from 8% to 10% and the amortization of debt discount. An additional $460,949 was incurred as a result of a warrant modification. During 2015, the Company incurred interest expense primarily associated with cost from the convertible note issued during July 2015.

Cash Flows

Cash used in operating activities during the year ended December 31, 2015 was $2,004,893, as compared to $2,367,655 for the year ended December 31, 2014.  Overall, the Company reduced cash utilized by operations primary through employee compensation reductions.

Cash used in investing activities during the year ended December 31, 2015 was $387,674, as compared to $150,312 for the year ended December 31, 2014. The increase in cash used in investing activities resulted from continuing to expand and enhance our software offerings and core platform.

During the year ended December 31, 2015, cash provided by financing was $2,019,848 as compared to $2,326,286 for the same period in 2014. In the current year, the Company secured net proceeds of $1,854,725 from the sale of common stock.  In addition, the Company secured $415,123 from the issuance of $550,000 in convertible notes.  A principal payment on such convertible notes of $250,000 was made during December 2015.  In the prior year, the Company secured $1,330,000 from the sale of common stock. In addition, $1,024,558 and $21,728 in proceeds were generated from the exercise of warrants and options, respectively. These monies were secured to address the cash requirements of the business as the Company continues to enhance its service offerings.  These proceeds were offset by a $50,000 debt repayment.

Going Concern

Our independent registered public accounting firm, in their report accompanying our consolidated financial statements for the year ended December 31, 2015, expressed substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, negative cash flows from operating activities and our accumulated deficit. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, dispose of selective assets, and ultimately, generate additional revenue. The going concern opinion may also limit our ability to access certain types of financing, prevent us from obtaining financing on acceptable terms, and limit our ability to obtain new business due to potential customers’ concern about our ability to deliver products or services.  We will likely need to raise capital to implement our project and stay in business.

Liquidity and Capital Resources

We are an early stage company and have incurred cumulative losses of $35,470,384 since beginning operations on September 11, 2009. At December 31, 2015, we had a cash balance of $730,482 and favorable working capital of $441,014.

In September and October 2015, pursuant to a securities purchase agreement, the Company sold an aggregate of 482,500 shares of its common stock together with warrants to purchase an aggregate of 482,500 shares of its common stock for net proceeds, after commissions and other costs, of $1,854,725. The warrants are exercisable at an exercise price of $4.75 for a term of five years.

On July 20, 2015, the Company issued a senior convertible note (the “July 2015 Note”), in the principal amount of $550,000 due one year from the date of issuance. The total net proceeds the Company received from this note were $415,123, net of fees and original interest discount (“OID”) of $50,000.

On December 18, 2015, the Company modified certain terms of the July 2015 Note. Pursuant to the modification, the Company agreed to repay $300,000 in consideration for the extinguishment of $250,000 of the principal amount then outstanding. The Company and the lender also agreed to reduce the guaranteed interest on the note from 10% to 5%, to delay the guaranteed interest start date by thirty days until February 20, 2016 and to delay the first installment payment by thirty days until February 20, 2016.  The July 2015 was fully repaid during February 2016.

The Company continually assesses its capital needs based on current and anticipated future operating results and will be required to raise additional capital during 2016.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined In Exchange Act Rule 13a-15(f). The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel,

●                   to provide reasonable assurance regarding the reliability of financial reporting and the preparation  of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
●                   pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;
●                   provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and
●                   provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

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

As of December 31, 2015, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal  Control-Integrated  Framework  issued  by the Committee of Sponsoring Organizations of the Treadway Commission (2013) (“COSO”) and have concluded our controls are effective.

The Company is a non-accelerated filer and is not subject to Section 404(b) of the Sarbanes Oxley Act. Accordingly, this Annual Report does not contain an attestation report of our independent registered public accounting firm regarding internal control over financial reporting, since the rules for smaller reporting companies provide for this exemption.

(b)           Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position with the Company	Director/Officer Since
Andrew Levi	49	Chief Executive Officer, Chairman of the Board	2011
Melisse Shaban	55	Director	2015
D. Jonathan Merriman	55	Director	2014
Charles Thomas	49	Director	2012
Dennis Schmal	68	Director	2015
Chris Fameree	34	Chief Financial Officer	2014

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

Melisse Shaban, Director

Ms. Shaban is a strategist and marketer of innovative retail concepts in the health and beauty industry. With more than 25 years of experience in consumer applications, she has demonstrated expertise in skin care, hair care, retail operations, and molding medical service concepts into viable consumer brands. In January 2005 Ms. Shaban established Chrysallis, a full-service management team dedicated to the nurturing and development of niche retail brands to position them for future growth and success. As Founding Partner and head of Chrysallis, Melisse is charged with identifying unique concepts for investment, development, and growth, as well as leading growth strategies for her clients' brand portfolios.  In this role to date, she has overseen investments in companies including StriVectin, the largest independent prestige anti-aging skin care brand in America; Frederic Fekkai, a leading prestige hair care and salon brand; and Niadyne, Inc., a company dedicated to the discovery and development of topical products for the treatment and prevention of sun damage to the skin. Under her leadership, the Fekkai Company achieved year-on-year double-digit growth, which led to the acquisition of Fekkai by the Procter & Gamble Company in May 2008.  Prior to founding Chrysallis, Melisse served as Head of Consumer Genomics for Genaissance Pharmaceuticals, with primary responsibility for identifying consumer applications for genetic discoveries, leading to a successful joint venture with Sciona, Inc., a genetic science firm based in the U.K. Her achievements, experience and knowledge led the board to believe that she is qualified to serve on the board of directors.

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

Dennis Schmal, Director

Mr. Schmal was appointed to our board in May 2015. Mr. Schmal is a senior business advisor who spent nearly three decades with a global accounting firm consulting with hundreds of corporate clients. During his public accounting career, Mr. Schmal specialized in working with companies in the financial services sector, including the commercial banking, securities/investment banking and asset management industries. His consulting projects covered many facets of business, including operations, systems, capital planning, strategic planning, mergers & acquisitions executive recruitment and initial and secondary public offerings. Over the last sixteen years, he has served as a board director for fourteen corporate entities, both large and small, most of whom were public entities, and who were concentrated primarily in the technology and financial services industry sectors. Dennis’s corporate board experience is extensive. He has served as the Audit Committee Chairperson and “Audit Committee Finance Expert” for seven public companies and has similar experience serving on compensation, technology, merger & acquisition, nominating and corporate governance board committees. Mr. Schmal is a member of the National Association of Corporate Directors and has attended many educational local chapter presentations as well as the annual corporate governance conventions. Dennis has earned the NACD certificate of director education. He has also attended several times the Directors College at Stanford Law School. Dennis is an associate member of the Committee on Mergers & Acquisitions of the Business Law Section of the American Bar Association. Dennis has been inducted in the Manchester’s Who’s Who Executive and Professional registry. His achievements, experience and knowledge led the board to believe that he is qualified to serve on the board of directors.

Chris Fameree, Chief Financial Officer

Mr. Fameree was appointed our Chief Financial Officer during August 2014. Chris is a founding member of Assure Professional (Assure) with 10+ years of combined public accounting and industry experience. In his time in public accounting, Chris has lead and participated in numerous engagements including due diligence engagements, financial statement audits, SSAE 16 (formerly known as SAS 70) engagements and other advisory projects. In addition, Chris has actively lead and participated in numerous outsourced accounting and fractional CFO and Controller engagements which involve preparing accounting and financial reporting while providing insight into Companies’ operational and financial results. Prior to founding Assure, Chris was a Senior Manager in Cherry Bekaert’s Transaction Advisory Services Group and Audit Group.  During this time, Chris participated in numerous  business combinations and due diligence assignments. These transactions ranged from $10 million to over $100 million in value. Prior to joining CB&H, Chris worked at PricewaterhouseCoopers, where he served lead roles on audit engagements from international Fortune 500 companies to closely held private companies.

Independent Directors

Our board of directors has determined that each of Messrs. Melisse Shaban, Charles Thomas and Dennis Schmal is independent within the meaning of applicable listing rules of the Nasdaq Stock Market and the rules and regulations promulgated by the Securities and Exchange Commission. We anticipate that we will add additional independent directors in the future.

Committees of the Board of Directors

Audit Committee. We established an audit committee of the board of directors on October 25, 2011. The audit committee consists of Messrs. Schmal and Thomas, each of whom our board has determined to be financially literate and qualify as an independent director under Section 5605(a)(2) of the rules  of the Nasdaq Stock Market. In addition, Mr. Schmal qualifies as a financial expert, as defined in Item 407(d)(5)(ii) of Regulation S-K. The function of the audit committee is to oversee our accounting and financial reporting and the audits of our financial statements. The audit committee assists the board in monitoring the integrity of the financial statements, the qualifications, independence and appointment of the independent registered public accounting firm, the performance of our internal audit function and independent auditors, our systems of internal control and our compliance with legal and regulatory requirements. Copies of our audit committee charter can be obtained free of charge from our web site, www.bluecalypso.com.

Compensation Committee. We established a compensation committee of the board of directors October 25, 2011. The compensation committee consists of Messrs. Thomas and Merriman, each of whom our board has determined qualifies as an independent director under Section 5605(a)(2) of the rules of the Nasdaq Stock Market, as an “outside director” for purposes of Section 162(m) of the Internal Revenue Code and as a “non-employee director” for purposes of Section 16b-3 under the Exchange Act. The function of the compensation committee is to assist the board in overseeing our management compensation policies and practices, including (i) determining and approving the compensation of the our chief executive officer and other executive officers, (ii) reviewing and approving management incentive compensation policies and programs, and exercising discretion in the administration of such programs, (iii) reviewing and approving the form and amount of director compensation and (iv) reviewing and approving equity compensation programs for employees and exercising discretion in the administration of such programs. Copies of our compensation committee charter can be obtained free of charge from our web site, www.bluecalypso.com.

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

Based solely on our review of the copies of such forms received by us or filed with the SEC, we believe that during the year ended December 31, 2015, all persons subject to the reporting requirements of Section 16(a) with respect to the Company filed the required reports on a timely basis, except Mr. Ogle, Mr. Levi, and Ms. Shaban failed to timely file Form 4s and Mr. Schmal failed to timely file a Form 3 and Form 4.

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

ITEM 11.  EXECUTIVE COMPENSATION

2015 and 2014 Summary Compensation Table

The following table sets forth the compensation earned by the Company’s principal executive officer, and each of the Company’s highly compensated executive officers other than the principal executive officer whose compensation exceeded $100,000 (collectively, the “Named Executive Officers”), during the years ended December 31, 2015 and 2014.

Name and Position	Year	Salary($)	Bonus($)	Options	Other Compensation	Total ($)
Andrew Levi	2015	165,625		260,944		426,569
Chairman and Chief Executive Officer,	2014	240,625				240,625
Former Chief Technology Officer (1)
Chris Fameree	2015	84,000		32,314		116,314
Chief Financial Officer	2014	38,500				38,500
William Ogle	2014	350,000	85,000	1,046,039	2,621,770	4,102,809
Former Chairman and Chief Executive Officer (2)
David Polster	2014	59,770		18,539		78,309
Former Chief Financial Officer (3)

(1)           Mr. Levi served as our Chairman and Chief Executive Officer from September 1, 2011 through June 10, 2012 and was appointed to Co-Chief Executive Officer during October 2014 and sole Chief Executive Officer during December 2014. He served as our Chief Technology Officer from June 2012 until this appointment.

(2)           Mr. Ogle was appointed as our Chairman and Chief Executive Officer effective June 11, 2012 and resigned as Co -Executive Officer effective December 31, 2014.  Other compensation includes expense associated with Mr. Ogle’s termination and restricted stock grant.

(3)           Mr. Polster was appointed as our Chief Financial Officer in March 2012 and resigned during August 2014. Mr. Fameree replaced Mr. Polster during 2014.

Employment Agreements

On October 17, 2015, the Compensation Committee set the annual base salary of our Chief Executive Officer, Andrew Levi, at $250,000 effective October 1, 2015. Mr. Levi’s base salary had been temporarily reduced to $137,500 for a period of 12 months pursuant to a settlement and standstill agreement entered into between the Company and one of its stockholders dated September 26, 2014. In addition, the Compensation Committee awarded Mr. Levi options to purchase 32,864 shares of the Company’s Common Stock. The options are exercisable at an exercise price of $5.00 per share for a term of 10 years. The options were fully vested at the time of issuance. In addition, Mr. Levi shall be eligible to receive a bonus at year-end with a target level of 100 % of his base salary, which will also be paid in options to purchase shares of the Company’s Common Stock.

On June 1, 2012, we entered into an employment letter agreement with our former Chief Executive Officer, William Ogle, which was effective on June 11, 2012. The agreement did not have a specified term and Mr. Ogle’s employment was on an at-will basis. The agreement provided that Mr. Ogle was entitled to an annual base salary of $400,000. He was also entitled to annual incentive-based compensation with a target value of 100% of his base salary with an upper limit of 200%, to be determined and administered by our board of directors. Such incentive- based compensation may be paid in the form of shares of our common stock or cash. Mr. Ogle was awarded a restricted stock award equal to 7% of our total issued and outstanding shares calculated as of June 11, 2012. The restricted stock award will vest: (i) one-third on the one year anniversary of the grant date, and (ii) the remaining two-thirds will vest pro rata in eight equal quarterly installments. Mr. Ogle was also eligible to receive additional annual equity awards of up to 200% of his base salary subject to mutually agreeable and reasonable targets beginning in 2013. On June 11, 2012, pursuant to his employment letter agreement, we also granted to Mr. Ogle options to purchase 3% of the issued and outstanding shares of common stock of the Company on a fully-diluted basis. The options are exercisable at an exercise price equal to $0.10 per share for a term of 10 years. Mr. Ogle also was eligible to participate in the Company’s comprehensive medical and dental program. In the event that we terminate Mr. Ogle’s employment without cause or Mr. Ogle terminates his employment for good reason, we will pay him his base salary for a period of 12 months from the date of separation and he will be eligible to receive any incentive compensation subject to the applicable targets being achieved. During such severance period, we will pay the premiums for health insurance coverage substantially similar to the benefits provided to Mr. Ogle and his dependents as of the date of termination.

Effective December 31, 2014, Mr. Ogle resigned from his position as Co-Chief Executive Officer for “good reason” as defined in his employment letter agreement.   Pursuant to the agreement, Mr.  Ogle was entitled to receive continued payment of his current base salary through September 30, 2014. In addition, Mr. Ogle’s restricted stock grant and outstanding stock options shall continue to vest through April 30, 2016. He shall also be permitted to exercise such options through December 31, 2017.

Director Compensation

We do not currently compensate our directors, except as described below.  We expect that the future compensation arrangements may be comprised of a combination of cash and/or equity awards.

During the year ending December 31, 2015, we granted stock options under the Blue Calypso, Inc. 2011 Long-Term Incentive Plan to the directors as follows:

	Shares
	Subject to	Exercise
Name	Option	Price	Vesting Provisions	Expiration Date
Andrew Levi	20,000	$7.00	Pro-rata vesting quarterly over three years	April 10, 2025
Charles Thomas	20,000	$7.00	Pro-rata vesting quarterly over three years	April 10, 2025
D. Jonathan Merriman	20,000	$7.00	Pro-rata vesting quarterly over three years	April 10, 2025
D. Jonathan Merriman	7,500	$5.00	Pro-rata vesting quarterly over three years	December 18, 2024
Melisse Shaban	20,000	$7.00	Pro-rata vesting quarterly over two years	December 3, 2025
Dennis Schmal	20,000	$7.00	Pro-rata vesting quarterly over three years	May 19, 2025
Andrew Malloy	20,000	$7.00	Vested upon departure	December 3, 2016

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

Effective December 31, 2014, Mr. Ogle terminated his employment as Co-Chief Executive Officer for “good reason” as defined in his employment letter. Mr. Ogle was entitled to receive continued payment of his current base salary through September 30, 2015. In addition, Mr. Ogle’s restricted stock grant and outstanding stock options shall continue to vest through April 30, 2016. He shall also be permitted to exercise such options through December 31, 2017.

Outstanding Equity Awards at Fiscal Year End

The  following table  provides information about the number of outstanding equity awards held by our  named executive officers as of December 31, 2015.

Option Awards								Stock Awards
										Equity
									Equity	Incentive
									Incentive	Plan
									Plan	Awards:
									Awards:	Market
								Market	Number	or
								Value	of	Payout
								of	Unearned	Value of
				Equity				Shares	Shares,	Unearned
				Incentive				or	Units	Shares,
				Plan			Number of	Units of	or	Units or
	Number of		Number of	Awards:			Shares or	Stock	Other	Other
	Securities		Securities	Number of			Units of	That	Rights	Rights
	Underlying		Underlying	Securities	Option	Option	Stock	Have	That	That
	Unexercised		Unexercised	Underlying	Exercise	Expiration	That	Not	Have	Have
	Options (#)		Options (#)	Unexercised	Price	Date	Have Not	Vested	Not	Not
Name	Exercisable		Unexercisable	Options (#)	($)	(2)	Vested (#)	($)	Vested (#)	Vested ($)
Andrew Levi	5,000		15,000	20,000	7.00	4/10/2025
Chief Executive Officer and Chairman	32,864		-	32,864	5.00	10/1/2025

Chris Fameree
Current CFO	3,333		6,834	10,000	7.00	5/6/2025
David Polster Former CFO	5,000		-	5,000	27.00	8/15/2017
	667		-	667	12.00	8/15/2017
	1,750		-	1,750	6.00	8/15/2017
William Ogle	110,164	(1)(3)	-	110,164	5.00	12/31/2017	-	-	-	-
Former	50,248	(3)	25,124	75,372	12.00	12/31/2017	-	-	-	-
CEO and Chairman	61,551		61,551	123,102	7.00	12/31/2017	-	-	-	-

(1)             All of these options were immediately exercisable on June 11, 2012.

(2)             Mr. Ogle’s options were assigned an expiration date of December 31, 2017 upon his resignation from the Company.  Likewise, Mr. Polster’s were assigned an expiration date of August 15, 2017 upon his resignation.

(3)             These options vest equally over three anniversary dates after their issuance.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER  MATTERS.

The following table sets forth the number and percentage of outstanding shares of common stock and other classes of our equity securities entitled to vote on all matters submitted to a vote by holders of common stock beneficially owned as of March 18, 2016, by (i) each of our directors and named executive officers; (ii) all persons who are known by us to be beneficial owners of 5% or more of our outstanding common stock; and (iii) all of our officers and directors as a group. The percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Unless otherwise noted, to our knowledge and subject to community property laws where applicable, each of the persons listed below has sole voting and investment power with respect to the shares indicated as beneficially owned by such person. Unless otherwise noted, each person’s address is c/o Blue Calypso, 101 W. Renner Rd. Suite 200 Richardson, TX 75082.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (1)(2)
Andrew Levi	777,674	(3)	12.8%
Chris Fameree	6,668	(4)	*
Dennis Schmal	80,197	(5)	1.3%
Charles Thomas	21,217	(6)	*
Melisse Shaban	5,000	(7)	*
D. Jonathan Merriman	86,815	(8)	1.4%
William Ogle	481,638	(9)	7.6%
Ronald L. Chez c/o Barry L. Fischer Thompson Coburn LLP 55 East Monroe Street Suite 3700 Chicago, IL 60603	301,605	(10)	5.0%
Scarsdale Equities LLC 10 Rockefeller Plaza, Suite 720 New York, NY 10020	1,351,824	(11)	21.4%
All directors and executive officers as a group (6 persons)	977,571		16.0%
*Less than 1%

(1)
Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 18, 2016, except as otherwise noted. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)	These percentages have been calculated based on 6,007,443 shares of common stock outstanding as of March 21, 2016.

(3)	Includes 39,531 shares issuable upon exercise of vested stock options, 14,118 warrants and 667,554 shares of common stock.

(4)	Includes 6,668 shares issuable upon exercise of vested stock options.

(5)	Includes 6,667 shares issuable upon exercise of vested stock options, 14,706 shares issuable upon exercise of warrants and 58,824 shares of common stock.

(6)	Includes 19,171 shares issuable upon exercise of vested stock options and 2,046 shares of common stock.

(7)	Includes 5,000 shares issuable upon exercise of vested stock options.

(8)
Includes 11,357 shares issuable upon exercise of vested stock options and 75,458 shares of common stock held by Mr. Merriman and Merriman Capital, Inc. Mr. Merriman is Chief Executive Officer and Co-Chairman of Merriman Holdings, Inc., the parent company of Merriman Capital, Inc. and may be deemed to have beneficial ownership of such shares.

(9)	Includes (i) 308,638 shares issuable upon exercise of vested stock options and (ii) 173,000 shares of common stock.

(10)	Based upon a Schedule 13D filed by Ronald L. Chez on July 21, 2015.

(11)
Based upon a Schedule 13G/A filed by Scarsdale Equities LLC on October 21, 2015 and additional shares and warrants purchased during March 2016. Includes shares held by investor accounts over which Scarsdale Equities acts as investors’ discretionary account manager.

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

Independent Directors

Our board of directors has determined that each of Messrs. Shaban, Thomas and Schmal is independent within the  meaning of applicable listing rules of the Nasdaq Stock Market and the rules and regulations promulgated by the Securities and Exchange Commission. We anticipate that we will add additional independent directors in the future.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

We engaged Liggett & Webb P.A. ("Liggett") as our independent registered public accounting firm for the audit of our financial statements for the year ended December 31, 2015 commencing December 2015.  Prior to the engagement of Liggett, Marcum LLP (“Marcum”) served as our independent registered public accounting firm.

During the years ended December 31, 2015 and 2014, we were billed or expect to be billed by our independent registered public accounting firms the following fees:

Audit Fee

The aggregate fees billed or expected to be billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our financial statements were approximately $100,095 by Marcum for 2014 and $131,028 by Marcum for 2015.  We anticipate fees of $39,000 for the 2015 audit by Liggett.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above were $-0- for fiscal year ended 2014 and $-0- for fiscal year ended 2015.

Tax Fees

The aggregate fees billed or expected to be billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, and tax planning were $6,500 for fiscal year ended 2014 from Marcum.  We anticipate fees of $0 for the 2015 tax compliance from Liggett.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 paid to Marcum for fiscal years ended 2014 and 2015, respectively.

Our Audit Committee will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

PART IV

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
3.2
Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2011)

3.3
Bylaws of Blue Calypso, Inc., a Delaware corporation, adopted September 9, 2011 (incorporated by reference to Exhibit 3.3 to Current Report on Form 8- K filed with the Securities and Exchange Commission on October 19, 2011)

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
10.35
Amendment No. 4 to Common Stock Purchase Warrants between the Company and the Holder dated January 9, 2014 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2014)

10.36
Amendment No. 3 to Common Stock Purchase Warrant between the Company and the Holder dated January 9, 2014 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2014)

10.37
Settlement and Standstill Agreement dated September 26, 2014 by and between Blue Calypso, Inc., Ronald L. Chez and Individual Retirement Accounts for the benefit of Ronald L. Chez (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2014)

10.38
Form of Note Purchase Agreement dates as of July 20, 2015 by and between the Lender, Blue Calypso Inc., Blue Calypso Holdings, Inc., Blue Calypso, LLC and Blue Calypso Latin America, S.A. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K files with the Securities and Exchange Commission on July 24, 2015)

10.39	Form of Senior Convertible Note issued July 20, 2015 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2015)

10.40	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2015)

10.41	Form of Warrant (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2015)

10.42	Form of Securities Purchase Agreement - February 2016 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2016)

10.43	Form of Warrant – Fenruary 2016 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2016)

16.1
Letter dated December 30, 2015 addressed to the Securities and Exchange Commission from Marcum LLP (incorporated by reference to Exhibit 16.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2015)

21.1
List of subsidiaries (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on April 16, 2012)

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

Blue Calypso, Inc.

Date March 22, 2016	By:	/s/ Andrew Levi
Andrew Levi
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew Levi	Chief Executive Officer and Director	March 22, 2016
Andrew Levi	(Principal Executive Officer)

/s/ Chris Fameree	Chief Financial Officer	March 22, 2016
Chris Fameree	(Principal Financial and Accounting Officer)

/s/ Melisse Shaban	Director	March 22, 2016
Melisse Shaban

/s/ Charles Thomas	Director	March 22, 2016
Charles Thomas

/s/ Dennis Schmal	Director	March 22, 2016
Ian Wolfman

/s/ D. Jonathan Merriman	Director	March 22, 2016
D. Jonathan Merriman

BLUE CALYPSO, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Stockholders
of Blue Calypso, Inc.

We have audited the accompanying consolidated balance sheet of Blue Calypso, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blue Calypso, Inc. and Subsidiaries, as of December 31, 2015, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Liggett & Webb, P.A.

New York, NY
March 22, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Stockholders
of Blue Calypso, Inc.

We have audited the accompanying consolidated balance sheet of Blue Calypso, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blue Calypso, Inc. and Subsidiaries, as of December 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum llp

Marcum llp
New York, NY

March 17, 2015, except for Note 8A, as to which the date is August 3, 2015

BLUE CALYPSO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2015 AND 2014

	2015	2014
ASSETS
Current assets:
Cash	$730,482	$1,103,201
Accounts receivable, net	247,131	167,396
Inventory	41,653	-
Prepaid expenses and other current assets	42,370	50,356
Total current assets	1,061,636	1,320,953

Property and equipment, net	6,682	6,315

Other assets:
Accounts receivable, long term portion	71,440	-
Capitalized software development costs, net of accumulated amortization of $1,344,672 and $986,502 as of December 31, 2015 and 2014, respectively	817,548	794,551

Total assets	$1,957,306	$2,121,819

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$103,936	$24,600
Accrued expenses	44,190	236,526
Settlement payable, short term portion	119,066	-
Deferred revenue	-	1,100
Convertible note payable, net of debt discounts of $119,115 and $-0-, respectively	180,885	-
Deferred rent, short term portion	2,048	-
Derivative liabilities	170,497	-
Total current liabilities	620,622	262,226

Long term debt:
Settlement payable, long term	71,440	-
Deferred rent, long term portion	1,211	-
Total liabilities	693,273	262,226

Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized: Series A convertible preferred stock, $0.0001 par value; 1,700,000 shares designated; -0- and 161,827 shares issued and outstanding as of December 31, 2015 and 2014, respectively	-	16
Common stock, $0.0001 par value; 680,000,000 shares authorized, 5,522,146 and 4,902,639 shares issued and outstanding as of December 31, 2015 and 2014, respectively	552	490
Additional paid in capital	36,733,865	34,026,321
Accumulated deficit	(35,470,384)	(32,167,234)
Total stockholders' equity	1,264,033	1,859,593

Total liabilities and stockholders' equity	$1,957,306	$2,121,819

See the accompanying notes to these consolidated financial statements.

BLUE CALYPSO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2015	2014
REVENUE	$1,004,495	$759,889

OPERATING EXPENSES:
Cost of revenue	664,477	412,225
Sales and marketing	385,872	482,729
General and administrative	2,318,720	6,103,628
Depreciation and amortization	364,310	344,128
Total operating expenses	3,733,379	7,342,710

Loss from operations	(2,728,884)	(6,582,821)

Other income (expense):
Change in fair value of derivative liabilities	130,331	2,030
Loss on settlement or conversion inducement of debt	-	(413,917)
Loss on debt modification	(41,434)	-
Terminated offering costs	(283,387)	-
Interest expense	(379,776)	(740,756)
Total other income (expense)	(574,266)	(1,152,643)

NET LOSS	$(3,303,150)	$(7,735,464)

Net loss per common share, basic and diluted	$(0.65)	$(1.80)

Weighted average common shares outstanding, basic and diluted	5,112,911	4,288,826

See the accompanying notes to these consolidated financial statements.

BLUE CALYPSO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
TWO YEARS ENDED DECEMBER 31, 2015

					Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2014	750,068	$75	3,764,778	$376	$26,297,841	$(24,431,770)	$1,866,522
Shares issued in connection with exercise of warrants	-	-	409,823	41	1,024,517	-	1,024,558
Shares issued for services rendered	-	-	31,200	3	195,465	-	195,468
Shares issued in connection with exercise of options	-	-	6,400	1	21,727	-	21,728
Sale of common stock associated with private transaction	-	-	285,000	29	1,329,971		1,330,000
Conversion of preferred shares to common shares at $0.0679 per share	(588,241)	(59)	173,267	17	42	-	-
Net shares cancelled in exchange for option exercise	-	-	(222)	-	-	-	-
Shares issued in settlement of convertible notes	-	-	139,150	14	549,986	-	550,000
Shares issued as inducement to settle convertible notes	-	-	4,400	-	37,345		37,345
Loss on warrant modification	-	-	-	-	460,949	-	460,949
Loss on debt modification	-	-	-	-	376,572	-	376,572
Stock based compensation	-	-	88,843	9	3,731,906	-	3,731,915
Net loss	-	-	-	-	-	(7,735,464)	(7,735,464)
Balance, December 31, 2014	161,827	$16	4,902,639	$490	$34,026,321	$(32,167,234)	$1,859,593

BLUE CALYPSO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
TWO YEARS ENDED DECEMBER 31, 2015

					Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2015	161,827	$16	4,902,639	$490	$34,026,321	$(32,167,234)	$1,859,593
Conversion of preferred shares to common shares	(161,827)	(16)	47,646	5	11	-	-
Sale of common stock and warrants at $4.25 per share, net of issuance costs of $195,900	-	-	482,500	48	1,854,677	-	1,854,725
Shares issued for services rendered	-	-	45,741	5	226,363	-	226,368
Stock based compensation			43,620	4	583,599	-	583,603
Loss on debt modification	-	-	-	-	41,435	-	41,435
Reclass derivative liability to equity upon note payment	-	-	-	-	1,459	-	1,459
Net loss	-	-	-	-	-	(3,303,150)	(3,303,150)
Balance, December 31, 2015	-	$-	5,522,146	$552	$36,733,865	$(35,470,384)	$1,264,033

See the accompanying notes to these consolidated financial statements.

BLUE CALYPSO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,303,150)	$(7,735,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	364,310	344,128
Bad debt expense	19,141	23,762
Amortization of debt discounts	318,050	223,419
Interest from warrant modification	-	460,949
Loss on debt conversion inducement	-	413,917
Loss on debt modification	41,435	-
Change in fair value of derivative liabilities	(130,331)	(2,030)
Stock based compensation	583,603	3,731,915
Common stock issued for services rendered	226,368	195,468
Changes in operating assets and liabilities:
Accounts receivable	(98,876)	(126,857)
Inventory	(41,653)	-
Prepaid expenses and other current assets	7,986	7,015
Accounts payable	79,335	(136,625)
Accrued expenses	(73,270)	231,648
Deferred revenue	(1,100)	1,100
Deferred rent	3,259	-
Net cash used in operating activities	(2,004,893)	(2,367,655)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(6,506)	(1,180)
Software development costs	(381,168)	(149,132)
Net cash used in investing activities	(387,674)	(150,312)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and warrants	1,854,725	1,330,000
Proceeds from issuance of convertible note	415,123	-
Proceeds from exercise of options	-	21,728
Proceeds from exercise of warrants	-	1,024,558
Repayments of convertible notes payable	(250,000)	(50,000)
Net cash provided by financing activities	2,019,848	2,326,286

Net decrease in cash	(372,719)	(191,681)

Cash at beginning of period	1,103,201	1,294,882
Cash at end of period	$730,482	$1,103,201

SUPPLEMENTAL INFORMATION
Cash paid for interest	$81,716	$29,127
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Reclass derivative liability to equity	$1,459	$-
Conversion of notes payable to common and preferred stock	$-	$550,000

See the accompanying notes to these consolidated  financial statements.

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of December 31, 2015, the Company had cash of $730,482 and working capital of $441,014. During the year ended December 31, 2015, the Company used net cash in operating activities of $2,004,893.  While the Company continues to increase its revenues, we have incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the year ended December 31, 2015, the Company raised $1,854,725 in cash proceeds from the sale of common stock and warrants and $415,123 through the issuance of a convertible note.  The Company believes that its current cash on hand will be sufficient to fund its projected operating requirements through May 2016.

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

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

The amount of consideration received upon any settlement or judgment is allocated to each element of the settlement based on the fair value of each element. Elements related to licensing agreements, royalty revenues, net of contingent legal fees, are recognized as revenue in the consolidated statement of operations. Elements that are not related to license agreements and royalty revenue in nature will be reflected as a separate line item within the other income section of the consolidated statements of operations. Elements provided in either settlement agreements or judgments include: the value of a license, legal release, and interest. When settlements or judgments are achieved at discounts to the fair value of a license, the Company allocates the full settlement or judgment, excluding specifically named elements as mentioned above, to the value of the license agreement or royalty revenue under the residual method. Legal release as part of a settlement agreement is recognized as a separate line item in the consolidated statements of operations when value can be allocated to the legal release. When the Company reaches a settlement with a defendant, no value is allocated to the legal release since the existence of a settlement removes legal standing to bring a claim of infringement and without a legal claim, the legal release has no economic value. The element that is applicable to interest income will be recorded as a separate line item in other income. The Company does not assume future performance obligations in its license arrangements. Revenue from licensing and related service fees aggregated $390,506 and $23,798 during the years ended December 31, 2015 and 2014.

The Company also has revenue from information technology design and programming consulting services and minor product sales. Revenue is recognized in the periods that satisfactory performance of services is delivered to customers. Revenue is recognized when persuasive evidence of an arrangement exists, delivery of the service has occurred, all obligations have been performed pursuant to the terms of the agreement, the sales price is fixed or determinable, and collectability is reasonably assured. Revenue from consulting services was $501,989 and $736,091 during the years ended December 31, 2015 and 2014.   Product sales for the year ended December 31, 2015 was $112,000.

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

As of December 31, 2015, excluding the impact of the allowance for doubtful accounts, three customers represented 10% , 30% and 39% of the Company’s accounts receivable. As of December 31, 2014, two customers represented 62% and 20% of the Company’s accounts receivable.

During the year ended December 31, 2015, three customers represented approximately 10%, 25% and 39% of total revenue, respectively.

During the year ended December 31, 2014, three customers represented approximately 59%, 18% and 10% of total revenue, respectively.

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Cash

Cash consist of cash held in bank demand deposits. The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

The Company maintains cash in bank accounts located in the United States, which, at times, may exceed federally insured limits or be uninsured. The Company has not experienced any losses in such accounts.

Accounts Receivable

Accounts receivable primarily consists of trade receivables, net of allowances. On a periodic basis, the Company evaluates its trade receivables and establishes an allowance for doubtful accounts based on its history of past bad debt expense, collections and current credit conditions.  The Company performs on-going credit evaluations of its customers and the customer’s current credit worthiness.  Collections and payments from customers are continuously monitored. The Company maintains an allowance for doubtful accounts, which is based upon historical experience as well as specific customer collection issues that have been identified.  As of December 31, 2015 and 2014, the Company’s allowance for doubtful accounts was $42,650 and $23,511, respectively.  If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required in future periods.

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

Impairment of Long-lived Assets

The Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value. No impairment was deemed to exist as of December 31, 2015 and 2014. The Company re-evaluates the carrying amounts of its amortizable intangibles at least quarterly to identify any triggering events.  As described above, if triggering events require us to undertake an impairment review, it is not possible at this time to determine whether it would be necessary to record a charge or if such charge would be material.

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

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

The Company adopted the provisions of Accounting Standards Codification (“ASC”) Topic 740-10, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2015 and 2014. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of operations.

Net Loss per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period, adjusted to give effect to the 50-for-1 reverse stock split, which was effective in the market on July 2, 2015 (see Note 8), and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share for the year ended December 31, 2015 and 2014 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	December 31, 2015	December 31, 2014
Convertible notes payable	263,118	-
Series A convertible preferred stock	-	47,666
Options to purchase common stock	629,628	441,064
Warrants to purchase common stock	703,413	220,913
Restricted stock units	-	43,619
Totals	1,596,159	753,262

Preferred Stock

Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. The Company classifies conditionally redeemable preferred shares, which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders’ equity.  As of December 31, 2015 and 2014, the Company does not have any preferred shares subject to mandatory or conditional redemption outstanding.

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
DECEMBER 31, 2015

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

The Company’s free standing derivatives consisted of warrants to purchase common stock that were issued in connection with its private placement transactions (expired 2014) and of embedded conversion options with a convertible note. The Company evaluated these derivatives to assess their proper classification in the consolidated balance sheets as of December 31, 2015 using the applicable classification criteria enumerated under ASC 815-Derivatives and Hedging. The Company determined that certain embedded conversion features do not contain fixed settlement provisions. The convertible note contains a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands.

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

Advertising

The Company's advertising costs are expensed as incurred.  Advertising expense was $3,627 and $2,280 for the years ended December 31, 2015 and 2014.

Accrued expenses:

Accrued expenses were comprised of the following:

	December 31, 2015	December 31, 2014
Payroll	$13,455	$169,965
Legal and accounting services	23,466	39,103
Interest and other	7,269	27,458
Totals	$44,190	$236,526

Reclassification

The Company has reclassified the presentation of cost of revenue to conform to current period presentation.  The reclassification has no effect on the Company’s consolidated financial position or the consolidated results of operations as previously reported.

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

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

Financial liabilities as of December 31, 2015 measured at fair value on a recurring basis are summarized below (none at December 31, 2014):

	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$170,497	$--	$--	$170,497

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

The fair value of the conversion option was calculated using a binomial lattice formula with the following weighted average assumptions during the year ended December 31, 2015:

	July 20,	December 31,
	2015	2015
Common Stock Closing Price	$8.50	$1.45
Conversion Price per Share	$7.6334	$1.1402
Conversion Shares	71,864	263,118
Call Option Value	4.21	0.65
Dividend Yield	0.00%	0.00%
Volatility	124.15%	129.48%
Risk-free Interest Rate	0.31%	0.49%
Term	1.0 years	0.55 years

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

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

Significant observable and unobservable inputs include stock price, exercise price, annual risk free rate, term, and expected volatility, and are classified within Level 3 of the valuation hierarchy. An increase or decrease in volatility or interest free rate, in isolation, can significantly increase or decrease the derivative liabilities. Changes in the values of the derivative liabilities are recorded as a component of other income (expense) on the Company’s consolidated statements of operations.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis using significant unobservable input for the two years ended December 31, 2015:

Balance-January 1, 2014	$2,030
Change in fair value of derivative liabilities	(2,030)
Balance, December 31, 2014	-0-
Aggregate amount of derivative instruments issued	302,287
Transfer to equity at payoff of convertible note	(1,459)
Change in fair value of derivative liabilities	(130,331)
Balance, December 31, 2015	$170,497

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment include the following:

	December 31, 2015	December 31, 2014
Office Equipment	$31,468	$24,961
Less: Accumulated depreciation	(24,786)	(18,646)
Property and equipment, net	$6,682	$6,315

Depreciation expense was $6,139 and $4,874 for the years ended December 31, 2015 and 2014, respectively.

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31, 2015	December 31, 2014
Capitalized Software Development Costs	$2,162,220	$1,781,053
Less: Accumulated amortization	(1,344,672)	(986,502)
Net capitalized development costs	$817,548	$794,551

At December 31, 2015, the Company had capitalized software development costs of $2,162,220.  Amortization expense relating to the capitalized development costs was $358,171 and $339,255 for the year ended December 31, 2015 and 2014, respectively.

The estimated future amortization of intangible assets over the remaining weighted average useful life of approximately 4 years is as follows:

2016	$318,556
2017	206,889
2018	145,927
2019	94,138
Thereafter	52,038
$817,548

NOTE 7 – NOTES PAYABLE

November 15, 2012 Unit Offering

On November 15, 2012, the Company commenced a private offering of up to $3,000,000 of units (the "Units") at a purchase price of $50,000 per unit pursuant to the securities purchase agreement dated November 15, 2012 (the “Purchase Agreement”). Each Unit consisted of a 10% Convertible Debenture in the principal amount of $50,000 (the “10% Debenture”) and 250 shares of the Company’s common stock. The 10% Debenture bears interest at a rate of 10% per annum, is due two years from the issuance date and is convertible into shares of the Company’s common stock at a conversion price of $10.00 per share. Through December 31, 2012, we issued and sold an aggregate of 9 units totaling $450,000.The 10% Debentures were determined to have an embedded beneficial conversion feature (“BCF”) under the provisions of ASC 470-20, “Debt with Conversion and Other Options” (“ASC 470-20”) based on the issue date market value and the exercise price of $10.00 per share. In accordance with ASC 470-20, a discount of $225,000 was recorded at issuance in 2012 based on the relative fair value of the instruments. During the year ended December 31, 2013 an additional $150,000 of 10% Debentures were issued. An additional discount of $268,210 was recorded in 2013. Amortization expense of $223,419 was recorded during the year ended December 31, 2014. The note balance was $376,581 net of discount of $223,419 at December 31, 2013.

On November 10, 2014, the Company modified certain terms of the November 2012 Debentures maturing prior to December 31, 2014 in order to induce the holder to extend the November 2012 Debentures to December 31, 2014. In exchange, the Company provided for a reduction in the conversion price of the November 2012 Debenture to $4.00 per share. In December 2014, the Company entered into exchange agreements with the holders of such debentures pursuant to which the Company exchanged the debentures maturing on December 31, 2014 for new debentures maturing on December 31, 2015. Each debenture holder also received an additional 550 shares of common stock for each $50,000 in principal amount of debentures converted. In December 2014, the Company modified certain terms of the November 2012 Debentures maturing subsequent to December 31, 2014 in order to reduce the conversion price to $3.8314 per share. The holders elected to convert the convertible debentures of $550,000 for an aggregate of 143,500 shares of the Company’s common stock. In accordance with ASC 470-20, the fair value of the consideration was measured and recognized as an expense on the dates the inducement offer was accepted by the holder. In connection with the inducement, the Company recorded a loss of $413,917 representing the difference between the fair value of the aggregate shares issuable under the new conversion price and issuance of additional shares as compared to the original conversion feature of the November 2012 Debentures.  In December 2014, the Company repaid the remaining $50,000 of principal outstanding under the November 2012 Convertible Debentures and related accrued interest.

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

July 2015 Senior Convertible Note

On July 20, 2015, the Company issued a senior convertible note (the “July 2015 Note”), in the principal amount of $550,000 due one year from the date of issuance. The total net proceeds the Company received from this note were $415,123, net of fees and original interest discount (“OID”) of $50,000. At any time commencing one hundred and eighty one days from issuance, the note is convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $7.6335 with certain reset provisions should certain default conditions occur.  These certain default conditions were deemed to be outside the Company’s control.

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

On December 18, 2015, the Company modified certain terms of the July 2015 Note. Pursuant to the modification, the Company agreed to repay the lender $300,000 in consideration for the extinguishment of $250,000 of the principal amount outstanding as of the December 18, 2015. The Company and the lender also agreed to reduce the guaranteed interest on the note from 10% to 5%, to delay the guaranteed interest start date by thirty days until February 20, 2016 and to delay the first installment payment by thirty days until February 20, 2016.

In addition, the Company and the lender also agreed reduce the conversion price from $7.6335 to $4.25 per share, modify certain equity conditions (as defined in the July 2015 Note) and events of default (as defined in the July 2015 Note).

In accordance with ASC 470-20, the change in fair value of the debt modification was recognized as an expense on the date was accepted by the holder. In connection with the modification, the Company recorded a loss of $41,434 representing the difference between the fair value of the conversion feature under the new conversion price and under the original conversion feature.

For the year ended December 31, 2015 and 2014 amortization of debt discount was $318,051 and $-0-, respectively. The July 2015 Note balance was $180,885 net of discount of $119,115 at December 31, 2015.

NOTE 8A – REVERSE STOCK SPLIT

On June 26, 2015, the Company filed an amendment to its Articles of Incorporation and effected a 50-for-1 reverse stock split of its issued and outstanding shares of common stock, whereby 250,666,631 outstanding shares of the Company’s common stock were converted into 5,013,366 shares of the Company's common stock. The reverse stock split was effective in the market commencing on July 2, 2015. All per share amounts and number of shares in the consolidated financial statements, related notes and other items throughout these consolidated financial statements have been retroactively restated to reflect the reverse stock split.

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock

On January 9, 2014, the Company entered into agreements with the holder of certain of its outstanding warrants originally issued in private placement transactions in September 2011 and April 2012. Pursuant to such agreements, which are more fully described below, the Company agreed to extend the period during which the warrants were exercisable at a reduced exercise price.

On January 9, 2014, the Company entered into Amendment No. 4 to the warrants that were originally issued in September 2011.  Pursuant to Amendment No. 4, the exercise price of the warrants was reduced to $2.50 per share until March 10, 2014.

On January 9, 2014, the Company entered into Amendment No. 3 to the warrant that was originally issued in April 19, 2012.  Pursuant to Amendment No. 3, the exercise price of the warrants was reduced to $2.50 per share until March 10, 2014.

On January 10, 2014, holders of such warrants exercised an aggregate of 224,000 warrants to purchase common stock at the reduced exercise price per share of $2.50 resulting in $560,000 in cash proceeds.   In connection with the warrant exercise, the Company incurred a non-cash interest expense due to warrant modification of $241,176 when the inducement offer was accepted during the year ended December 31, 2014.

On March 10, 2014, aggregate of 185,823 of such warrants were exercised resulting in $464,558 in cash proceeds. The Company issued such shares to the holder in April 2014. In connection with the warrant exercise, the Company incurred a non-cash interest expense due to warrant modification of $219,773 when the inducement offer was accepted during the year ended December 31, 2014.

During the year ended December 31, 2014, the Company issued an aggregate of 22,154 shares of its common stock as consideration for investor relations services valued at $130,000.

During the year ended December 31, 2014, the Company issued an aggregate of 9,046 shares of its common stock as consideration for legal services valued at $65,468.

On August 18, 2014, pursuant to a securities purchase agreement, the Company sold an aggregate of 285,000 shares of its common stock for net proceeds, after commissions and other costs, of $1,330,000.  Commissions and other costs totaled $95,000.

On December 12, 2014, 588,241 shares of the Company’s Series A Convertible Preferred Stock were converted into an aggregate of 173,267 shares of common stock at the stated conversion price of $3.395 per share.

On December 31, 2014, Bill Ogle, our former Chief Executive Officer, returned to treasury, and subsequently canceled, 2,222 shares of the Company’s common stock valued at $10,000 as payment for the exercise price of 2,000 previously granted options.  Documents associated with the transaction were executed during December 2014 with actual shares issued during January 2015.  The related impact on outstanding shares has been recognized as of December 31, 2014.

On March 3, 2015, 161,827 shares of the Company’s Series A Convertible Preferred Stock were converted into an aggregate of 47,646 shares of common stock at the stated conversion price of $3.395 per share.

During the year ended December 31, 2015, the Company issued 19,448 shares of its common stock as consideration for investor relations services valued at $104,026.

During the year ended December 31, 2015, the Company issued 26,293 shares of its common stock as consideration for legal services valued at $122,342.

In September and October 2015, pursuant to a securities purchase agreement, the Company sold an aggregate of 482,500 shares of its common stock together with warrants to purchase an aggregate of 482,500 shares of its common stock for net proceeds, after commissions and other costs, of $1,854,725. The warrants are exercisable at an exercise price of $4.75 for a term of five years. The Company was required to file a registration statement covering the shares and the shares issuable upon exercise of the warrants no later than thirty days following the closing.  The registration statement was filed on November 2, 2015 and effective November 6, 2015.  In addition, the purchase agreement prohibits the Company from effecting any public offering of common stock within ninety days of the closing unless the closing price of the Company’s common stock is above $15.00 per share for ten consecutive trading days.

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

The Company paid the placement agent cash commissions equal to 8% of the gross proceeds of the offering of $164,050 and also reimbursed the placement agent for its out of pocket expenses and paid other placement costs in aggregate of $31,850.

Long-Term Incentive Plan

The stockholders approved the Blue Calypso, Inc. 2011 Long-Term Incentive Plan (the “Plan”) on September 9, 2011. The Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards which may be granted singly, in combination, or in tandem, and which may be paid in cash or shares of common stock.  Subject to certain adjustments, the maximum number of shares of common stock that may be delivered pursuant to awards under the Plan is 700,000 shares.

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

The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.  The fair value of stock-based payment awards during the years ended December 31, 2015 and 2014 was estimated using the Black-Scholes pricing model.

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

The Company estimated forfeitures related to option grants at a weighted average annual rate of 0% per year, as the Company does not yet have adequate historical data, for options granted during the years ended December 31, 2015 and 2014.

The following assumptions were used in determining the fair value of employee and vesting non-employee options:

	December 31, 2015	December 31, 2014
Risk-free interest rate	1.37% - 2.27%	1.97% - 2.73%
Dividend yield	0%	0%
Stock price volatility	123.05% - 140.67%	76% - 79%
Expected life	5-10 years	6-10 years
Weighted average grant date fair value	$5.90	$5.50

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

On March 14, 2014, the Compensation Committee of the Board of Directors approved an equity bonus for the Company’s former Chief Executive Officer, Bill Ogle, consisting of stock options with a fair value of $800,000. The total bonus awarded was $1,140,000 of which $85,000 was paid in cash and $1,055,000 was granted in stock options valued using the Black Scholes model.  Accordingly, the Company granted options to purchase 184,655 shares of common stock to Mr. Ogle effective March 14, 2014 exercisable at $7.00 per share for ten years, vesting over a term of three years. Subsequent to issuance and pursuant to a standstill agreement entered into on September 26, 2014 with a significant stockholder, Mr. Ogle agreed to return and cancel 15,000 of the previously granted March 2014 options and purchase $85,000 in the Company’s common stock within 12 months following the date of the agreement, with $15,000 being purchased by December 15, 2014.  In conjunction with the standstill agreement, Mr. Ogle and the Co-Chief Executive Officer and Chief Technology Officer Andrew Levi agreed to a fifty percent reduction in their annual base salary for a period of twelve months following the date of the agreement.

In April 2014, the Company awarded an aggregate of 34,600 of stock options to certain employees and one contractor.  The stock options have exercise prices from $6.00 to 6.50 per share, will vest over a three year period, and have an approximate fair value of $170,000 using the Black Scholes model.

On April 9, 2014, 6,400 options were exercised at $3.395 per share for cash proceeds of $21,728.

In May 2014, the Company awarded an aggregate of 25,000 of stock options to members of the Company’s Board of Directors. The stock options have exercise price of $5.00 per share, will vest over a three year period, and have an approximate fair value of $101,000 using the Black Scholes model.

In June 2014, the Company awarded an aggregate of 2,000 of stock options to certain employees.  The stock options have exercise price of $5.50 per share, will vest over a three-year period, and have an approximate fair value of $9,000 using the Black Scholes model.

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

During December 2014, the Board of Directors appointed Jonathan Merriman to the Board of Directors.  In conjunction with his appointment, the Board of Directors also granted Mr. Merriman options to purchase 7,500 shares of the Company’s Common Stock and subsequently in January 2015, the associated option agreement was finalized. The stock options have exercise price of $5.00 per share, will vest over a three-year period, term of 10 years and have an approximate fair value of $34,945 using the Black Scholes model.

In April 2015, the Company awarded options to purchase an aggregate of 80,000 shares of common stock to board members.  These options vest beginning June 30, 2015 through March 31, 2018 on a quarterly basis, have a term of 10 years and contain an exercise price of $7.00 per share.  The options had an aggregate grant date fair value of $493,774.

In May 2015, the Company awarded an option to purchase 10,000 shares of common stock to a consultant.  These options vest beginning June 30, 2015 through March 31, 2017 on a quarterly basis, have a term of 10 years and contain an exercise price of $7.00 per share.  The options had an aggregate grant date fair value of $52,049.

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

In May 2015, the Company awarded an option to purchase 1,000 shares of common stock to an employee.  These options vest over three years on the grant date anniversary, have a term of 10 years and contain an exercise price of $6.50 per share.  The options had an aggregate grant date fair value of $5,570.

In May 2015, the Company awarded an option to purchase 20,000 shares of common stock to a new board member.  These options vest beginning June 30, 2015 through March 31, 2018 on a quarterly basis, have a term of 10 years and contain an exercise price of $7.00 per share.  The options had an aggregate grant date fair value of $128,115.

In June 2015, the Company awarded options to purchase an aggregate of 8,000 shares of common stock to four consultants.  These options vest beginning June 30, 2015 through March 31, 2018 on a quarterly basis, have a term of 10 years and contain an exercise price of $7.00 per share.  The options had an aggregate grant date fair value of $41,688.

In September 2015, the Company awarded an option to purchase 10,000 shares of common stock to an employee.  These options vest over three years on the grant date anniversary, have a term of 10 years and contain an exercise price of $5.14 per share.  The options had an aggregate grant date fair value of $44,978.

In October 2015, the Company awarded an option to purchase 32,864 shares of common stock to the Company’s Chief Executive Officer, Andrew Levi.  These options vest immediately, have a term of 10 years and contain an exercise price of $5.00 per share.  The options had an aggregate grant date fair value of $137,501.

In October 2015, the Company awarded an option to purchase an aggregate of 5,000 shares of common stock to two employees.  These options vest over three years on grant date anniversary, have a term of 10 years and contain an exercise prices from $2.86 to $3.90 per share.  The options had an aggregate grant date fair value of $15,254.

On December 2, 2015, the Company’s Board of Directors approved accelerating to fully vested previously granted options of a departing director and to set an expiry date of December 31, 2016.  Accordingly, the remaining unrecognized expense was charged to operations during the year ended December 31, 2015.

In December 2015, the Company awarded an option to purchase 20,000 shares of common stock to an employee.  These options vest quarterly beginning December 31, 2015 through September 30, 2017, have a term of 10 years and contain an exercise price of $1.95 per share.  The options had an aggregate grant date fair value of $40,658.

The following table summarizes the stock option activity for the years ended December 31, 2015 and 2014:

	Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	277,561	$9.57	8.7	$259,558
Granted	246,255	$6.50	10.0	$-
Exercised	(8,400)
Forfeitures or expirations	(74,352)	$8.11
Outstanding at December 31, 2014	441,064	$8.44	4.2	$858,766
Granted	194,364	$5.87	10.0	$-
Forfeitures or expirations	(5,800)	$14.53
Outstanding at December 31, 2015	629,628	$7.59	4.5	$-

Exercisable at December 31, 2015	429,544	$7.89	3.7	$-

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

The following table presents information related to stock options at December 31, 2015:

Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$0.00-5.00	222,945	4.8	193,568
5.01-12.50	382,675	4.4	211,968
12.51-25.00	15,008	4.2	15,008
25.01-45.00	9,000	3.8	9,000
	629,628	4.5	429,544

As of December 31, 2015, stock-based compensation of $523,037 remains unamortized and is expected to be amortized over the weighted average remaining period of 2 years.

The stock-based compensation expense related to option grants was $583,603 and $1,250,113 during the years ended December 31, 2015 and 2014, respectively.

Restricted Stock

The following table summarizes the restricted stock activity for the two years ended December 31, 2015:

Restricted shares issued as of January 1, 2014	269,134
Granted	-
Total Restricted Shares Issued at December 31, 2014	269,134
Granted	-
Total Restricted Shares Issued at December 31, 2015	269,134
Vested at December 31, 2015	(269,134)
Unvested restricted shares as of December 31, 2015	-

Stock based compensation expense related to restricted stock grants was $-0- and $2,478,124 for the years ended December 31, 2015 and 2014, respectively.  For the year ended December 31, 2015, there was no stock-based compensation relating to restricted stock unamortized, since the remaining unamortized expense was charged to operations upon the departure of the Company’s former Chief Executive Officer in December 2014.

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company, all of which were exercisable, at December 31, 2015:

Exercise Price	Number Outstanding	Expiration Date
$4.75	482,500	September/October 2020
$5.00	220,913	August 2016
	$703,413

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

The following table summarizes the warrant activity for the years ended December 31, 2015 and 2014:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	649,915	$3.85	3.4	$-
Grants	-	-
Exercised	(409,823)	$10.00
Forfeitures or expirations	(19,179)	$31.00
Outstanding at January 1, 2015	220,913	$5.00	1.7	$-
Grants	482,500	$4.75	5.0	$-
Exercised	-
Forfeitures or expirations	-
Outstanding at December 31, 2015	703,413	$4.83	3.5	$-

Exercisable at December 31, 2015	703,413	$4.83	3.5	$-

In connection with the sale of common stock, the Company issued an aggregate of 482,500 warrants to purchase the Company’s common stock at $4.75 per share expiring five years from the date of issuance.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company appointed a new Chief Financial Officer during August 2014. The Company utilizes Assure Professional, LLC (“Assure”) to provide certain outsourced accounting services. The Company’s current Chief Financial Officer is a partial owner of Assure.  The Company incurred expense of $40,687 and $29,940 in exchange for these services during the years ended December 31, 2015 and 2014, respectively.  Included in accounts payable at December 31, 2015 and 2014 was $2,250 due to Assure.

Jonathan Merriman was appointed to the Company’s Board of Directors during December 2014.  Mr. Merriman is the CEO of Merriman Capital, Inc. (“Merriman”).  Merriman provides capital market advisory services to the Company for which we incurred expense of $125,000 and $120,000 during the years ended December 31, 2015 and 2014, respectively. The Company primarily issues common stock in exchange for monthly services and no amount was due to Merriman at December 31, 2015. In addition, Merriman Capital advised the Company in connection with its August 2014 private placement and received an advisory fee of $95,000 and acted as the Company’s placement agent during its most recent offering.  During September and October 2015, the Company paid Merriman cash commissions equal to 8% of the gross proceeds of the offering of $164,050 (see note 7) and also reimbursed the placement agent for its out of pocket expenses of $14,167.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Operating leases

On April 6, 2015, as amended on October 16, 2015, the Company entered into a lease agreement for office space for corporate offices expiring June 30, 2019.  Lease payments are $5,696 per month, increasing to $6,347 in July 2018. In connection therewith, the Company paid a security deposit of $2,188.

On October 1, 2012, the Company entered into a lease agreement for office space for its wholly owned subsidiary in Costa Rica and expiring on September 30, 2018.  Lease payments are $1,491 per month, increasing 3.5% at each anniversary.  In connection therewith, the Company paid a security deposit of $1,345.

On December 15, 2014, the Company entered into a lease agreement for additional office space for its wholly owned subsidiary in Costa Rica which expires on December 15, 2017 and will automatically extend for an additional 3 year term unless notification is given three months in advance.  Lease payments are $1,278 per month, increasing 3.5% at each anniversary.  In connection therewith, the Company paid a security deposit of $1,235.

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Future minimum lease payments under these agreements are as follows:

Year Ending December 31,
2016	$102,719
2017	106,817
2018	89,565
2019	38,084
$337,185

Rental expense under the operating leases totaled $58,846 and $51,114 for the years ended December 31, 2015 and 2014, respectively.

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

On December 17, 2014, the Patent Trial and Appeal Board issued final decisions in Covered Business Method Review proceedings CBM2013-00035, CBM2013-00033, CBM2013-00034, CBM2013-00046 and CBM2013-00044. In each case, certain claims of each patent were held to be invalid for various reasons. With respect to the ‘516, ‘679, ‘055 and ‘646 patents, many of the claims survived and the patents remain enforceable. All of the claims of the ‘670 patent were held invalid. The Company appealed each of the final decisions to the United States Federal Circuit Court of Appeals.  The Company appealed the unpatentability determinations including the decision of invalidity based on anticipation of several claims of the patents by prior art (the Paul reference”).  The Company also appealed the decision to review its patents under the provisions for CBMR and that the ‘516 patent lacked sufficient written description under § 112 to support the claims.  Groupon appealed the Board’s decision that the patents were not valid under § 103 and the determination by the PTAB that the Ratismor reference was not publically available prior art.

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

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

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

On August 17, 2015, the Company entered into a settlement agreement with IZEA, pursuant to which it settled all outstanding litigation with IZEA. Under the Agreement, IZEA has agreed to pay the Company a royalty fee of 4.125% of revenue from IZEA’s discontinued legacy platforms SocialSpark, Sponsored Tweets and WeReward. The remaining terms of the settlement are confidential.  Legal costs due to our attorneys associated with the IZEA settlement are classified as a settlement payable on our consolidated balance sheet.

On September 21, 2015, the Company entered into a settlement agreement with Yelp, pursuant to which all outstanding litigation with Yelp was settled.  Under the agreement, Yelp has agreed to purchase 4,000 KIOSentrix beacons.

On March 1, 2016, the Federal Circuit overturned the PTAB decision as to insufficient written description but upheld the decision that the Ratismore reference was not publically available prior art.  However, the Federal Circuit confirmed the Board’s decision to institute the CBMR process on the basis that Blue Calypso’s patent portfolio qualified as a business method patent which was financial in nature.  The Federal Circuit also upheld the decision of invalidity based on anticipation of several claims of the patents by the prior art Paul reference.

The Company has an option to pursue an en banc review of the holding with respect to anticipation by the Paul reference.  An en banc review would occur before a panel of eight judges of the Federal Circuit as compared to the recently completed appeals process which utilized three.  We also have the option of requesting that the Supreme Court review the Federal Circuit’s decision.  These options for appeal must be filed within 30 and 90 days respectively from the date of the March 1, 2016 decision.

The reversal of the written description matter is significant as it re-establishes the ‘516 parent patent issue date of February 2010 as the date that damages begin to accrue.  Prior to this reversal the first date of infringement was relegated to the later issue date of the ‘679 patent on April 2012.

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Legal fees for such matters are expensed as incurred and we accrue for adverse outcomes as they become probable and estimable.

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 11 – INCOME TAXES

The tax effects of temporary differences that give rise to deferred tax assets are presented below:

	For The Years Ended December 31,
Deferred Tax Assets:	2015	2014
Net operating loss carryforward	$4,853,854	$4,447,768
Stock-based compensation	2,403,765	2,205,340
Accounts receivable	14,501	-
Subsidiary investment	360,423	-
Total deferred tax assets	7,632,543	6,653,108

Deferred Tax Liabilities:
Fixed assets	303	-
Software development costs	60,584	-
Total deferred tax liabilities	60,887	-

Deferred tax asset, net	7,571,656	6,653,108

Valuation allowance	(7,571,656)	(6,653,108)

Deferred tax asset, net of valuation allowance	$-	$-

Changes in valuation allowance	$918,548	$1,463,191

The income tax provision (benefit) consists of the following:

	For The Years Ended December 31,
	2015	2014
Federal:
Current	$-	$-
Deferred	(918,548)	(1,463,191)

State and local:
Current	-	-
Deferred	-	-
	(918,548)	(1,463,191)
Change in valuation allowance	918,548	1,463,191
Income tax provision (benefit)	$-	$-

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	For The Years Ended December 31,
	2015	2014

Tax benefit at federal statutory rate	(34.0)%	(34.0)%
Other non-deductible compensation subject to SEC 162(M)	0.0%	10.1%
Permanent differences	6.2%	5.0%
Change in valuation allowance	27.8%	18.9%
Effective income tax rate	0%	0%

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. Based upon the Company’s history of losses since inception, management believes that it is more likely than not that future benefits of deferred tax assets will not be realized.

At December 31, 2015 and 2014, the Company had $14,276,041 and $13,081,670, respectively, of federal net operating losses that may be available to offset future taxable income. The net operating loss carry forwards, if not utilized, will expire from 2031 to 2035 for federal purposes. In accordance with Section 382 of the Internal Revenue Code, the usage of the Company’s net operating loss carry forwards are subject to annual limitations in the event of a greater than 50% ownership change.

The Company files income tax returns in the U.S. federal and Texas jurisdictions and is subject to examination by taxing authorities beginning with the year ended December 31, 2012.

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to December 31, 2015, in exchange for $300,000 in cash, the Company extinguished all of its outstanding convertible notes payable and associated accrued interest.

During March 2016, the Company pursuant to a Securities Purchase Agreement issued to certain accredited investors 470,591 shares of the Company’s common stock and warrants to purchase an additional 117,648 shares of the Company’s common stock for aggregate gross proceeds of $400,000.  The warrants are exercisable at an exercise price of $1.25 per share for a term of five years. The exercise price and the number of shares issuable upon exercise of the warrants are subject to adjustment upon the occurrence of certain events, including stock dividends, stock splits, combinations and reclassifications of the Company’s common stock.  The Company paid the placement agent cash commissions equal to $10,000.