Form 10-Q
period 2016-03-31
BLUE CALYPSO, INC.
filed 2016-05-16
CIK 1399587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000-53981

BLUE CALYPSO, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-8610073
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 W Renner Rd, Suite 200
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

As of May 13, 2016, there were 7,164,364 shares of registrant’s common stock outstanding.

BLUE CALYPSO, INC.

PART I –  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLUE CALYPSO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash	$212,150	$730,482
Accounts receivable	352,796	247,131
Inventory	41,615	41,653
Prepaid expenses and other	40,676	42,370
Total current assets	647,237	1,061,636

Property and equipment, net	6,298	6,682

Other assets:
Accounts receivable, long term portion	47,627	71,440
Capitalized software development costs, net of accumulated amortization of $1,455,549 and $1,344,672 as of March 31, 2016 and December 31, 2015, respectively	810,373	817,548

Total assets	$1,511,535	$1,957,306

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$108,582	$103,936
Accrued expenses	42,062	44,190
Settlement payable, short term portion	95,253	119,066
Convertible note payable, net of debt discounts of $-0- and $119,115, respectively	-	180,885
Deferred rent, short term portion	2,048	2,048
Derivative liabilities	-	170,497
Total current liabilities	247,945	620,622

Long term debt:
Settlement payable, long term	47,627	71,440
Deferred rent, long term portion	793	1,211
Total liabilities	296,365	693,273

Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized: Series A convertible preferred stock, $0.0001 par value; 1,700,000 shares designated; none issued and outstanding	-	-
Common stock, $0.0001 par value; 13,600,000 shares authorized, 6,029,553 and 5,522,146 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	602	552
Additional paid in capital	37,569,180	36,733,865
Accumulated deficit	(36,354,612)	(35,470,384)
Total stockholders' equity	1,215,170	1,264,033

Total liabilities and stockholders' equity	$1,511,535	$1,957,306

See the accompanying notes to these unaudited condensed consolidated financial statements

BLUE CALYPSO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2016	2015
REVENUE	$263,338	$115,725

OPERATING EXPENSES:
Cost of sales	90,400	55,112
Sales and marketing	135,639	48,574
General and administrative	797,461	535,547
Depreciation and amortization	111,261	84,621
Total operating expenses	1,134,761	723,854

Loss from operations	(871,423)	(608,129)

Other income (expense):
Change in fair value of derivative liabilities	101,381	-
Interest expense	(114,186)	(716)
Total other income (expense)	(12,805)	(716)

NET LOSS	$(884,228)	$(608,845)

Net loss per common share, basic and diluted	$(0.16)	$(0.12)

Weighted average common shares outstanding, basic and diluted	5,667,751	4,917,672

See the accompanying notes to these unaudited condensed consolidated financial statements

BLUE CALYPSO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2016

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2015	5,522,146	$552	$36,733,865	$(35,470,384)	$1,264,033
Sale of common stock and warrants at $0.85 per share, net of issuance costs of $14,692	470,591	47	385,263	-	385,310
Shares issued for services rendered	36,816	3	51,987	-	51,990
Reclass derivative liability to equity upon note payment	-	-	69,117	-	69,117
Stock based compensation	-	-	328,948	-	328,948
Net loss	-	-	-	(884,228)	(884,228)
Balance, March 31, 2016 (unaudited)	6,029,553	$602	$37,569,180	$(36,354,612)	$1,215,170

See the accompanying notes to these unaudited condensed consolidated financial statements

BLUE CALYPSO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(884,228)	$(608,845)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	111,261	84,621
Bad debt expense	-	18,476
Amortization of debt discounts	119,115	-
Change in fair value of derivative liabilities	(101,381)	-
Stock based compensation	328,948	56,154
Common stock issued for services rendered	51,990	59,879
Changes in operating assets and liabilities:
Accounts receivable	(105,665)	42,299
Inventory	38	-
Prepaid expenses and other current assets	1,694	12,536
Accounts payable	4,647	8,510
Accrued expenses	(25,941)	(54,213)
Deferred rent	(418)	-
Net cash used in operating activities	(499,940)	(380,583)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(5,144)
Software development costs	(103,702)	(77,231)
Net cash used in investing activities	(103,702)	(82,375)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and warrants	385,310	-
Repayments of convertible notes payable	(300,000)	-
Net cash provided by financing activities	85,310	-

Net decrease in cash	(518,332)	(462,958)

Cash at beginning of period	730,482	1,103,201
Cash at end of period	$212,150	$640,243

SUPPLEMENTAL INFORMATION
Cash paid for interest	$2,340	$27,976
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:	-	-

See the accompanying notes to these unaudited condensed consolidated  financial statements

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of March 31, 2016 and for the three months ended March 31, 2016 and 2015. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results for the full year ending December 31, 2016, or any other period.  These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2015 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on March 22, 2016.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of March 31, 2016, the Company had cash of $212,150 and working capital of $399,292. During the three months ended March 31, 2016, the Company used net cash in operating activities of $499,940. The Company has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In March 2016, the Company sold shares of common stock and warrants for net proceeds, after commissions and other costs, of approximately $385,000.  It is anticipated that the proceeds from this note and the sale of its common stock and warrants will provide the Company with cash sufficient to fund operations through December 2016.

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
MARCH 31, 2016
(unaudited)

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

Concentrations of Credit Risk

As of March 31, 2016, excluding the impact of the allowance for doubtful accounts, two customers represented 61% and 27% of the Company’s accounts receivable. As of December 31, 2015, three customers represented 10%, 30% and 39% of the Company’s accounts receivable.

During the three months ended March 31, 2016, two customers represented 82% and 11% of total revenue.

During the three months ended March 31, 2015, three customers represented 11%, 64% and 15% of total revenue.

Net Loss per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period, adjusted to give effect to the 50-for-1 reverse stock split, which was effective in the market on July 2, 2015, and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share for the three months ended March 31, 2016 and 2015 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	March 31, 2016	March 31, 2015
Options to purchase common stock	863,123	447,305
Warrants to purchase common stock	821,061	220,913
Restricted stock units	-	21,810
Totals	1,684,184	690,028

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
MARCH 31, 2016
(unaudited)

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

Until February 16, 2016, the date on which the convertible note was repaid in full, the Company’s free standing derivatives consisted of embedded conversion options with a convertible note. The Company evaluated these derivatives to assess their proper classification in the condensed consolidated balance sheet as of December 31, 2015 using the applicable classification criteria enumerated under ASC 815-Derivatives and Hedging. The Company determined that certain embedded conversion features do not contain fixed settlement provisions. The convertible note contained a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands.

At February 16, 2016, the Company was required to record the debt derivatives which do not have fixed settlement provisions as liabilities and mark to market all such derivatives to fair value at the date of payoff.  On February 16, 2016, (date of payoff) the Company reclassified the fair value of $69,116 from liabilities to equity.  See Note 5.

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

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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
MARCH 31, 2016
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

Financial liabilities as of December 31, 2015 measured at fair value on a recurring basis are summarized below:

	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$170,497	$--	$--	$170,497

At March 31, 2016, the Company did not have any financial liabilities requiring measurement at fair value on a recurring basis.

The Company determined that certain conversion option related to a convertible note did not have fixed settlement provisions and are deemed to be derivative financial instruments, since the exercise price was subject to adjustment based on certain changes in market price of the Company’s common stock. Accordingly, the Company was required to record such conversion option as a liability and mark such derivative to fair value each reporting period. Such instrument was classified within Level 3 of the valuation hierarchy.  On February 16, 2016, the Company paid off the convertible note.  As such, the Company reclassified the fair value from liability to equity.  See Note 5.

The fair value of the conversion option was calculated using a binomial lattice formula with the following weighted average assumptions at February 16, 2016:

February 16,
2016
Common Stock Closing Price	$0.96
Conversion Price per Share	$1.1402
Conversion Shares	263,118
Call Option Value	0.2627
Dividend Yield	0.00%
Volatility	129.93%
Risk-free Interest Rate	0.42%
Term	0.43 years

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
MARCH 31, 2016
(unaudited)

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis using significant unobservable input for the three months ended March 31, 2016:

Balance – January 1, 2016	$170,497
Change in fair value of derivative liabilities	(101,381)
Reclassified to equity upon note payoff	(69,116)

Balance – March 31, 2016	$-0-

NOTE 5 – CONVERTIBLE NOTE PAYABLE

On July 20, 2015, the Company issued a senior convertible note (the “July 2015 Note”), in the principal amount of $550,000 due one year from the date of issuance. The total net proceeds the Company received from this note was $415,123, net of fees and original interest discount (“OID”) of $50,000. At any time commencing one hundred and eighty one days from issuance, the July 2015 Note is convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $7.6335 with certain reset provisions should certain default conditions occur.  These certain default conditions were deemed to be outside the Company’s control.

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
MARCH 31, 2016
(unaudited)

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

In accordance with ASC 470-20, the change in fair value of the debt modification was recognized as an expense on the date was accepted by the holder. In connection with the modification, in 2015, the Company recorded a loss of $41,434 representing the difference between the fair value of the conversion feature under the new conversion price and under the original conversion feature.

On February 16, 2016, the Company paid off the remaining balance of the July 2015 Note of $300,000.

For the three months ended March 31, 2016, amortization of debt discount was $119,115. The July 2015 Note balance was $180,885 net of discount of $119,115 at December 31, 2015.

NOTE 6 – STOCKHOLDERS’ EQUITY

On June 26, 2015, the Company filed an amendment to its Articles of Incorporation and effected a 50-for-1 reverse stock split of its issued and outstanding shares of common stock, whereby 250,666,631 outstanding shares of the Company’s common stock were converted into 5,013,366 shares of the Company's common stock.  In addition, the Company reduced its number of authorized common shares from 680,000,000 to 13,600,000.  The reverse stock split was effective in the market commencing on July 2, 2015. All per share amounts and number of shares in the condensed consolidated financial statements, related notes and other items throughout this Form 10-Q have been retroactively restated to reflect the reverse stock split.

During the three months ended March 31, 2016, the Company issued 27,155 shares of its common stock as consideration for investor relations services valued at $38,340.

During the three months ended March 31, 2016, the Company issued 9,661 shares of its common stock as consideration for legal services valued at $13,650.

In March 2016, pursuant to a securities purchase agreement, the Company sold an aggregate of 470,591 shares of its common stock together with warrants to purchase an aggregate of 117,648 shares of its common stock for net proceeds, after commissions and other costs, of $385,310. The warrants are exercisable at an exercise price of $1.25 for a term of five years.

The Company paid the placement agent cash commissions of $10,000 and also costs and expenses of $4,692.

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
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

The Company estimated forfeitures related to option grants at a weighted average annual rate of  0% per year, as the Company does not yet have adequate historical data, for options granted during the three months ended March 31, 2016 and 2015.

The following assumptions were used in determining the fair value of employee and vesting non-employee options during the three months ended March 31, 2016 and 2015:

	March 31, 2016	March 31, 2015
Risk-free interest rate	1.54% - 1.73%	1.68% - 1.94%
Dividend yield	0%	0%
Stock price volatility	129.41%-130.97%	140.67% -145.24%
Expected life	5 – 9.2 years	7-10 years
Weighted average grant date fair value	$1.07	$5.50

On January 4, 2016, the Company awarded options to purchase an aggregate of 233,495 shares of common stock to the Company’s Chief Executive Officer, Andrew Levi.  These options vest immediately and have a term of 10 years. 60,000 of the options have an exercise price of $1.375 per share and  173,495 of the options are exercisable at $1.25 per share.  The options had an aggregate grant date fair value of $250,000.

The following table summarizes the stock option activity for the three months ended March 31, 2016:

	Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2016	629,628	$7.59	4.5
Granted	233,495	$1.28	10.0
Canceled/expired
Outstanding at March 31, 2016	863,123	$5.89	5.76	$272,554

Exercisable at March 31, 2016	758,979	$5.89	5.3	$265,654

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

The following table presents information related to stock options at March 31, 2016:

Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$0.00-5.00	456,440	7.2	431,126
5.01-12.50	382,675	4.1	303,845
12.51-25.00	15,008	4.0	15,008
25.01-45.00	9,000	3.6	9,000
	863,123	5.8	758,979

As of March 31, 2016, stock-based compensation of $453,351 remains unamortized and is expected to be amortized over the weighted average remaining period of 1.08 years.

The stock-based compensation expense related to option grants was $328,948 and $56,154 during the three months ended March 31, 2016 and 2015, respectively.

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company, all of which were exercisable, at March 31, 2016:

Exercise Price	Number Outstanding	Expiration Date
$1.25	$117,648	March 2021
4.75	482,500	Sept/Oct 2020
5.00	220,913	August 2016
	821,061

The following table summarizes the warrant activity for the three months ended March 31, 2016:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2016	703,413	$4.83	3.5
Grants	117,648	$1.25	5.0
Exercised	-
Forfeitures or expirations	-
Outstanding at March 31, 2016	821,061	$4.32	3.5	$136,472

Exercisable at March 31, 2016	821,061	$4.32	3.5	$136,472

In connection with the sale of common stock, the Company issued an aggregate of 117,648 warrants to purchase the Company’s common stock at $1.25 per share expiring five years from the date of issuance.

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company appointed a new Chief Financial Officer during August 2014. The Company utilizes Assure Professional, LLC (“Assure”) to provide certain outsourced accounting services. The Company’s current Chief Financial Officer is a partial owner of Assure.  The Company incurred expense of $10,000 and $6,750 in exchange for these services for the three months ended March 31, 2016 and 2015, respectively.  Included in accounts payable and due to Assure at March 31, 2016 and 2015 was approximately $8,000 and $2,250, respectively.

Jonathan Merriman was appointed to the Company’s Board of Directors during December 2014.  Mr. Merriman is the CEO of Merriman Capital, Inc. (“Merriman”).  Merriman provides capital market advisory services to the Company for which we incurred expense of $45,000 and $30,000 during the three months ended March 31, 2016 and 2015, respectively. The Company primarily issues common stock in exchange for monthly services and $6,660 was due to Merriman at March 31, 2016. In addition, Merriman Capital advised the Company in connection with its March 2016 private placement and received an advisory fee of $10,000 and acted as the Company’s placement agent during its most recent offering.

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

On December 17, 2014, the Patent Trial and Appeal Board issued final decisions in Covered Business Method Review proceedings CBM2013-00035, CBM2013-00033, CBM2013-00034, CBM2013-00046 and CBM2013-00044. In each case, certain claims of each patent were held to be invalid for various reasons. With respect to the ‘516, ‘679, ‘055 and ‘646 patents, many of the claims survived and the patents remain enforceable. All of the claims of the ‘670 patent were held invalid. The Company appealed each of the final decisions to the United States Federal Circuit Court of Appeals.  The Company appealed the unpatentability determinations including the decision of invalidity based on anticipation of several claims of the patents by prior art (the “Paul reference”).  The Company also appealed the decision to review its patents under the provisions for CBMR and that the ‘516 patent lacked sufficient written description under § 112 to support the claims.  Groupon appealed the Board’s decision that the patents were not valid under § 103 and the determination by the PTAB that the Ratismor reference was not publically available prior art.

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

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

On July 8, 2015, the Company attended the Markman Hearing in order to construe the claims of the patents.  On July 14, 2015, the Court entered its Memorandum Opinion and Order regarding claim construction.  In that Order, the Court analyzed eleven claim terms.  The Court agreed with Blue Calypso’s proffered construction as to seven terms, chose its own construction as to three terms and agreed with defendants’ proffered construction as to only one term.  The Court also expressly rejected defendants’ argument that the term “testimonial tag” was indefinite.

On July 13, 2015, the Court entered an order severing the non-active claims out of the case and consolidating claims regarding those patents into a separate set of cases.  These new cases address the claims which were held invalid by the PTAB and which are now on appeal to the Federal Circuit Court of Appeals.

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

On March 1, 2016, the Federal Circuit overturned the PTAB decision as to insufficient written description but upheld the decision that the Ratismor reference was not publically available prior art.  However, the Federal Circuit confirmed the Board’s decision to institute the CBMR process on the basis that Blue Calypso’s patent portfolio qualified as a business method patent which was financial in nature.  The Federal Circuit also upheld the decision of invalidity based on anticipation of several claims of the patents by the prior art Paul reference.

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

The reversal of the written description matter is significant as it re-establishes the ‘516 parent patent issue date of February 2010 as the date that damages begin to accrue.  Prior to this reversal the first date of infringement was relegated to the later issue date of the ‘679 patent on April 2012.

The Company requested an En Banc review by the Federal Circuit of the holding with respect to anticipation by the Paul reference on March 31, 2016.   The Company has the option of requesting that the Supreme Court review the Federal Circuit’s decision.  The option for appeal to the Supreme Court must be filed by June 1, 2016.

On April 20, 2016, the District Court set a hearing date of May 6, 2016 at 9:00 am in Marshall, Texas.  The items to be discussed will be the Federal Circuit’s Decision issued on March 1, 2016 and the pending Motion for Judgment of lack of subject matter eligibility.

On May 4, 2016, the Federal Circuit denied the request for En Banc review.

On May 5, 2016, the Company entered into a memorandum of settlement with Groupon pursuant to which it has in principal settled all outstanding litigation with Groupon.  The terms of the settlement are confidential.

On May 6, 2016, the Court held a hearing regarding the Federal Circuits decision issued on March 1, 2016 and the pending motion for summary judgment related to subject matter eligibility.  The Court heard arguments of the Company and Four Square Labs and took the matter under advisement.  The Court also set a trial date of September 12, 2016.  The Court also required the parties to submit briefing on certain collateral estoppel issues and a joint docket control order within 15 days, or by May 21, 2016.

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Legal fees for such matters are expensed as incurred and we accrue for adverse outcomes as they become probable and estimable.

NOTE 9 – SUBSEQUENT EVENTS

On April 22, 2016, Blue Calypso, Inc. entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a strategic investor Harold M. Brierley (“Brierley”), pursuant to which the Company issued and sold 609,756 shares of the Company’s common stock (the “Shares”) and warrants to purchase an additional 609,756 shares of the Company’s common stock (the “Warrants”) to Brierley for aggregate gross proceeds of $1,000,000.

Pursuant to the Purchase Agreement, the Company granted piggyback registration rights with respect to the Shares and the shares of Common Stock issuable upon exercise of the Warrants to Brierley. In addition, Brierley was granted the right to submit the name of one individual for nomination to the Company’s Board of Directors in accordance with the Company’s Bylaws and applicable laws.

The Warrants are exercisable at an exercise price of $2.13 per share for a term of five years. The exercise price and the number of shares issuable upon exercise of the Warrants are subject to adjustment upon the occurrence of certain events, including stock dividends, stock splits, combinations and reclassifications of the Company’s common stock.

In connection with the private placement, the Company entered into agreements with Brierley, pursuant to which Brierley will act as a senior advisor to the Company. As consideration for his services as a senior advisor to the Company, Brierley was granted options to purchase 50,000 shares of the Company’s Common Stock (the “Options”).  The Options are exercisable at an exercise price of $2.08 per share and vest pro rata quarterly over a term of two years.

On April 26, 2016, in conjunction with the Brierley transaction, the Compensation Committee of the Board of Directors of the Company granted a restricted stock award of 500,000 shares of the Company’s Common Stock to the Company’s Chief Executive Officer Andrew Levi. The shares vest and become issuable on the tenth anniversary of the grant date provided that upon a change of control or upon a termination other than for cause, the shares shall vest 100%.

During May 2016, the Company issued 25,055 shares of its common stock as consideration for investor relations and capital markets services valued at $66,660.

On May 5, 2016, the Company entered into a memorandum of settlement with Groupon pursuant to which it has in principal settled all outstanding litigation with Groupon.  The terms of the settlement are confidential.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:

•	our ability to raise additional capital;
•	minimal operating history or revenue;
•	our ability to attract and retain qualified personnel;
•	market acceptance of our platform;
•	our limited experience in a relatively new industry;
•	regulatory and competitive developments;
•	intense competition with larger companies;
•	general economic conditions
•	failure to adequately protect our intellectual property;
•	technological obsolescence of our products and services;
•	technical problems with our products and services;
•	loss or retirement of key executives, and
•	other factors set forth under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing.  Except as required by law, we assume no duty to update or revise our forward-looking statements.

Business Overview

Blue Calypso develops and delivers location-centric mobile shopper marketing, engagement, influence and analytics solutions for the brick-and-mortar retail sector by leveraging mobile, social media, gamification and our intellectual property portfolio. We have developed a patented technology platform that enables product brands and retailers to engage with shoppers when they are on the path-to-purchase goods and services. Our technology also allows brands to leverage customer relationships to increase brand loyalty and drive revenue through sharing, affinity and influencer marketing programs. We generate revenue from the cloud-based consumption of our technology platform, consulting/services fees, and licensing and/or enforcement of our patented technologies. Our intellectual property portfolio consists of six US patents and eleven pending patent applications that generally cover methods and systems for communicating advertisements and electronic offers and gamification between mobile communication devices.

All of the patents and patent applications that cover the core of our business, i.e., a “System and method for peer-to-peer advertising between mobile communication devices”, have been developed internally by our Founder and Chief Executive Officer, Andrew Levi, and our Director of Innovation, Bradley Bauer, and assigned to our wholly owned subsidiary, Blue Calypso, LLC. In September 2013, we acquired proprietary mobile gamification technology and subsequently applied for two additional patents based upon the enhancement and integration of this technology into our platform of which one has recently issued.

Our proprietary technology platform, KIOSentrix® enables retailers and product manufacturers to harness the power and adoption that today’s mobile devices bring to the consumer shopping experience. We connect brands with store visitors when they are on the path-to-purchase and enable those customers to engage with, and redeem brand content as well as syndicate their brand affinity across the most popular social media channels. Our platform drives activation, facilitates engagement, tracks performance, manages attribution and delivers robust, real-time analytics that provide acute insight regarding the adoption, conversion and return on investment of our client’s promotions and location-based content. Our technology is designed to help clients target their marketing messages, attract new customers, increase awareness and drive product sales. For example, campaigns facilitated through our platform can encourage consumers to learn more about products, watch promotional videos about particular products, see product reviews and comparative pricing or click to buy products.  All delivered through a highly engaging mobile “kiosk” or “digital concierge” type experience.

Over the last five years, the world has seen mobile, social media, and digital advertising evolve dramatically and actually converge. Through this technological evolution, a sociological shift has occurred in how influential digital media can be when deployed strategically with hyper-targeted and personalized content.

Today, retailers are aggressively exploring mobile shopper engagement as the next frontier of the physical shopping experience. According to the Consumer Electronics Association, more than half of all consumers use their mobile devices at some point while shopping, however retailers have yet to find a comfortable way of co-existing in this ecosystem of traditional consumer engagement.

Through mobile and social media, consumers and brands have their own unique and significant digital audience. According to Facebook, the average user has 130 friends; Twitter states the average user has 300 followers; and on average an individual has 25 unique frequent contacts they communicate with weekly via text messages or mobile calls. Active participation in LinkedIn, Google+, Tumblr and/or a personal blog can further extend one’s direct social reach significantly. With our platform, brand content is not bound by any single app, social media community, website, carrier, device or method of activation such as beacons, NFC or short codes. As a result, brand influencers have the capability to immediately reach hundreds or even thousands of people through their direct personal and digital social relationships.

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

On March 1, 2016, the Federal Circuit overturned the PTAB decision as to insufficient written description but upheld the decision that the Ratismor reference was not publically available prior art.  However, the Federal Circuit confirmed the Board’s decision to institute the CBMR process on the basis that Blue Calypso’s patent portfolio qualified as a business method patent which was financial in nature.  The Federal Circuit also upheld the decision of invalidity based on anticipation of several claims of the patents by the prior art Paul reference.

The reversal of the written description matter is significant as it re-establishes the ‘516 parent patent issue date of February 2010 as the date that damages begin to accrue.  Prior to this reversal the first date of infringement was relegated to the later issue date of the ‘679 patent on April 2012.

The Company requested an En Banc review by the Federal Circuit of the holding with respect to anticipation by the Paul reference on March 31, 2016.  The Company has the option of requesting that the Supreme Court review the Federal Circuit’s decision.  The option for appeal to the Supreme Court must be filed by June 1, 2016.

On April 20, 2016, the District Court set a hearing date of May 6, 2016 at 9:00am in Marshall, Texas.  The items to be discussed will be the Federal Circuit’s Decision issued on March 1, 2016 and the pending Motion for Judgment of lack of subject matter eligibility.

On May 4, 2016, the Federal Circuit denied the request for En Banc review.

On May 5, 2016, the Company entered into a memorandum of settlement with Groupon pursuant to which it has in principal settled all outstanding litigation with Groupon.  The terms of the settlement are confidential.

On May 6, 2016, the Court held a hearing regarding the Federal Circuits decision issued on March 1, 2016 and the pending motion for summary judgment related to subject matter eligibility.  The Court heard arguments of the Company and Four Square Labs and took the matter under advisement.  The Court also set a trial date of September 12, 2016.  The Court also required the parties to submit briefing on certain collateral estoppel issues and a joint docket control order within 15 days, or by May 21, 2016.

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

Impairment of Long-Lived Assets

The Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value. No impairment was deemed to exist as of March 31, 2016 and 2015. The Company re-evaluates the carrying amounts of its amortizable intangibles at least quarterly to identify any triggering events. As described above, if triggering events require us to undertake an impairment review, it is not possible at this time to determine whether it would be necessary to record a charge or if such charge would be material.

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

Results of Operations

Comparison of Three Months Ended March 31, 2016 and 2015

Results of Operations

Net Loss.  For the three months ended March 31, 2016, we had a net loss of $884,228, as compared to a net loss of $608,845 for the three months ended March 31, 2015. The increase in net loss resulted primarily from an increase in our general and administrative costs of $261,914 and interest costs of $113,470, net with a gain on change in derivative liabilities of $101,381.

Revenue.   Revenue for the three months ended March 31, 2016 was $263,338, as compared to $115,725 in revenues for the same period in 2015.  The increase in revenue is from our project based revenue primarily and is subject to timing of development projects.

Cost of Revenue.  Our cost of revenue was $90,400 for the three months ended March 31, 2016, as compared to $55,112 for the same period in 2015.  The increase in cost of revenue is primarily attributable to costs operating our labs.

Sales and Marketing.  For the three months ended March 31, 2016, sales and marketing expenses increased by $87,065 to $135,639 as compared to the same period in 2015. Sales and marketing expenses increased as the Company added sales personnel.

General and Administrative. For the three months ended March 31, 2016, general and administrative expenses were $797,461 as compared to $535,547 for the three months ended March 31, 2015.  This was primarily due to an increase of $264,905 in stock based compensation primarily associated with options granted during the three months ended March 31, 2016.

Depreciation and Amortization.  Depreciation and amortization expenses relate primarily to the amortization of capitalized software development.  Depreciation and amortization expenses were $111,261 for the three months ended March 31, 2016 as compared to $84,621 for the three months ended March 31, 2015, representing an increase of $26,640 which was primarily due to an increase in additional capitalized software during the period.  For the three months ended March 31, 2016, we incurred $103,702 of capitalized software development costs associated with improvements to our commercial platform. This compares to $77,231 of capitalized software development costs for the quarter ended March 31, 2015.  The Company continues to invest in the ongoing improvements to its core platform.

Change in fair value of derivative liabilities.  We issued convertible debt that contains certain reset provisions in connection with financing.  As such, we were required to record these reset provisions as a liability and mark them to market each reporting period.  For the three months ended March 31, 2016, we recorded a gain of $101,381 in change in the fair value of these reset provisions versus $-0- for the three months ended March 31, 2015.  In February 2016, we paid off the remaining convertible debt.

Interest Expense.  Interest expense was $114,186 for the three months ended March 31, 2016 as compared to $716 for the three months ended March 31, 2015. Interest expense for the current period represents primarily amortization of beneficial conversion features on our convertible note of $119,115 with the remainder credit card and vendor financing, net with a reduction of prior period interest accrual.  In comparison, interest for 2015 related to credit card and vendor financing.

Cash Flows

Net cash used in operating activities during the three months ended March 31, 2016 was $499,940 as compared to $380,583 for the three months ended March 31, 2015. Cash used in operations for the three months ended March 31, 2016 was comprised of a net loss of $884,228 offset primarily by certain non-cash items:  (i) stock based compensation expenses (including common stock issued in exchange for services) of $380,938; (ii) depreciation and amortization of $111,261 and (iii) amortization of debt discounts of $119,115, with net change in operating assets and liabilities of $125,645 and with gain in change in fair value of derivative liabilities of $101,381.

Net cash used in investing activities during the three months ended March 31, 2016 was $103,702, as compared to $82,375 for the three months ended March 31, 2015. This increase was primarily attributable to additional expenditures on the development of our software.

During the three months ended March 31, 2016, net cash provided by financing activities was $85,310 as compared to $-0- for the same period in 2015.  For the three months ended March 31, 2016, we received $385,310 from the sale of its common stock and warrants and paid $300,000 in full settlement of our outstanding convertible note.

Off Balance Sheet Arrangements

None

Liquidity and Capital Resources

As of March 31, 2016, the Company had cash of $212,150 and working capital of $399,292.  During the three months ended March 31, 2016, the Company used net cash in operating activities of $499,940.  The Company has incurred net losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

            In March 2016, the Company raised approximately $385,000 from the sale of its common stock and warrants. It is anticipated that the proceeds from the sale of its common stock and warrants will provide the Company with cash sufficient to fund operations through December 2016.

On April 22, 2016, Blue Calypso, Inc. entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a strategic investor, pursuant to which the Company issued and sold 609,756 shares of the Company’s common stock and warrants to purchase an additional 609,756 shares of the Company’s common stock to Brierley for aggregate gross proceeds of $1,000,000.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 1, 2016, the Federal Circuit overturned the PTAB decision as to insufficient written description but upheld the decision that the Ratismor reference was not publically available prior art.  However, the Federal Circuit confirmed the Board’s decision to institute the CBMR process on the basis that Blue Calypso’s patent portfolio qualified as a business method patent which was financial in nature.  The Federal Circuit also upheld the decision of invalidity based on anticipation of several claims of the patents by the prior art Paul reference.

The reversal of the written description matter is significant as it re-establishes the ‘516 parent patent issue date of February 2010 as the date that damages begin to accrue.  Prior to this reversal the first date of infringement was relegated to the later issue date of the ‘679 patent on April 2012.

The Company requested an En Banc review by the Federal Circuit of the holding with respect to anticipation by the Paul reference on March 31, 2016.   The Company also has the option of requesting that the Supreme Court review the Federal Circuit’s decision.  The option for appeal to the Supreme Court must be filed by June 1, 2016.

On April 20, 2016, the District Court set a hearing date of May 6, 2016 at 9:00 am in Marshall, Texas.  The items to be discussed will be the Federal Circuit’s Decision issued on March 1, 2016 and the pending Motion for Judgment of lack of subject matter eligibility.

On May 4, 2016, the Federal Circuit denied the request for En Banc review.

On May 5, 2016, the Company entered into a memorandum of settlement with Groupon pursuant to which it has in principal settled all outstanding litigation with Groupon.  The terms of the settlement are confidential.

On May 6, 2016, the Court held a hearing regarding the Federal Circuits decision issued on March 1, 2016 and the pending motion for summary judgment related to subject matter eligibility.  The Court heard arguments of the Company and Four Square Labs and took the matter under advisement.  The Court also set a trial date of September 12, 2016.  The Court also required the parties to submit briefing on certain collateral estoppel issues and a joint docket control order within 15 days, or by May 21, 2016.

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

ITEM 1A. RISK FACTORS

Not required

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 4, 2016, the Company granted options to purchase an aggregate of 233,495 shares of the Company’s common stock to the Company’s Chief Executive Officer, Andrew Levi. The options were fully vested as of the grant date and have a term of ten years. 60,000 of the options are exercisable at an exercise price of $1.375 per share and 173,495 of the options are exercisable at an exercise price of $1.25 per share. The options were issued pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act.

In March 2016, pursuant to a securities purchase agreement, the Company sold an aggregate of 470,591 shares of its common stock together with warrants to purchase an aggregate of 117,648 shares of its common stock for net proceeds, after commissions and other costs, of $385,310. The warrants are exercisable at an exercise price of $1.25 for a term of five years.  The securities were issued in a private placement transaction solely to a limited number of accredited investors pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D thereunder, without engaging in any advertising or general solicitation of any kind.

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

3.4	Certificate of Amendment (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2015).

3.5	Certificate of Correction (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2016).

10.1	2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2011).

10.2	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2011).

10.3	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2011).

10.4	Form Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2011).

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

10.39	Form of Senior Convertible Note issued on July 20, 2015 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2015).

10.40	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2015).

10.41	Form of Warrant (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2015).

10.42	Form of Securities Purchase Agreement – February 2016 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2016).

10.43	Form of Warrant - February 2016 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2016).

10.44	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2016).

10.45	Form of Warrant (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2016).

16.1
Letter dated December 30, 2015 addressed to the Securities and Exchange Commission from Marcum LLP (incorporated by reference to Exhibit 16.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2015).

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

BLUE CALYPSO, INC.

Date:	May 16, 2016	By:	/s/ Andrew Levi
		Name:	Andrew Levi
		Title:	Chief Executive Officer
(Principal Executive Officer)