Form 10-Q
period 2016-06-30
BLUE CALYPSO, INC.
filed 2016-08-10
CIK 1399587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

As of August 10, 2016, there were 7,799,189 shares of registrant’s common stock outstanding.

BLUE CALYPSO, INC.

PART I –  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLUE CALYPSO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash	$1,023,562	$730,482
Accounts receivable	275,485	247,131
Inventory	41,615	41,653
Prepaid expenses and other	67,475	42,370
Total current assets	1,408,137	1,061,636

Property and equipment, net	5,913	6,682

Other assets:
Accounts receivable, long term portion	23,813	71,440
Capitalized software development costs, net of accumulated amortization of $1,573,234 and $1,344,672 as of June 30, 2016 and December 31, 2015, respectively	802,568	817,548

Total assets	$2,240,431	$1,957,306

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$158,907	$103,936
Accrued expenses	56,993	44,190
Settlement payable, short term portion	119,066	119,066
Convertible note payable, net of debt discounts of $-0- and $119,115, respectively	-	180,885
Deferred rent, short term portion	2,048	2,048
Derivative liabilities	-	170,497
Total current liabilities	337,014	620,622

Long term debt:
Settlement payable, long term	23,813	71,440
Deferred rent, long term portion	375	1,211
Total liabilities	361,202	693,273

Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized: Series A convertible preferred stock, $0.0001 par value; 1,700,000 shares designated; none issued and outstanding	-	-
Common stock, $0.0001 par value; 13,600,000 shares authorized, 7,199,189 and 5,522,146 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	719	552
Additional paid in capital	38,819,732	36,733,865
Accumulated deficit	(36,941,222)	(35,470,384)
Total stockholders' equity	1,879,229	1,264,033

Total liabilities and stockholders' equity	$2,240,431	$1,957,306

See the accompanying notes to these unaudited condensed consolidated financial statements

BLUE CALYPSO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
REVENUE	$503,742	$109,489	$767,080	$225,214

OPERATING EXPENSES:
Cost of sales	233,004	44,665	323,404	99,777
Sales and marketing	55,751	105,681	191,390	154,255
General and administrative	681,668	566,078	1,479,129	1,101,625
Depreciation and amortization	118,070	88,154	229,331	172,775
Total operating expenses	1,088,493	804,578	2,223,254	1,528,432

Loss from operations	(584,751)	(695,089)	(1,456,174)	(1,303,218)

Other income (expense):
Change in fair value of derivative liabilities	-	-	101,381	-
Interest expense	(1,859)	(757)	(116,045)	(1,473)
Total other income (expense)	(1,859)	(757)	(14,664)	(1,473)

NET LOSS	$(586,610)	$(695,846)	$(1,470,838)	$(1,304,691)

Net loss per common share, basic and diluted	$(0.09)	$(0.14)	$(0.24)	$(0.26)

Weighted average common shares outstanding, basic and diluted	6,725,415	4,985,204	6,196,583	4,951,625

See the accompanying notes to these unaudited condensed consolidated financial statements

BLUE CALYPSO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2016

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2015	5,522,146	$552	$36,733,865	$(35,470,384)	$1,264,033
Sale of common stock and warrants at $0.85 per share, net of issuance costs of $14,692	470,591	47	385,263	-	385,310
Sale of common stock and warrants at $1.64 per share, net of issuance costs of $11,603	609,756	61	988,458	-	988,519
Shares issued for services rendered	96,696	9	155,085	-	155,094
Reclass derivative liability to equity upon note payment	-	-	69,116	-	69,116
Stock based compensation	500,000	50	487,945	-	487,995
Net loss	-	-	-	(1,470,838)	(1,470,838)
Balance, June 30, 2016 (unaudited)	7,199,189	$719	$38,819,732	$(36,941,222)	$1,879,229

See the accompanying notes to these unaudited condensed consolidated financial statements

BLUE CALYPSO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,470,838)	$(1,304,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	229,331	172,775
Bad debt expense	4,050	19,141
Amortization of debt discounts	119,115	-
Change in fair value of derivative liabilities	(101,381)	-
Stock based compensation	487,995	168,897
Common stock issued for services rendered	155,094	128,401
Changes in operating assets and liabilities:
Accounts receivable	(32,404)	68,637
Inventory	38	-
Prepaid expenses and other current assets	(25,105)	2,444
Accounts payable	54,971	83,539
Accrued expenses	12,803	(129,486)
Deferred revenue	-	(1,100)
Deferred rent	(836)	-
Net cash used in operating activities	(567,167)	(791,443)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(6,506)
Software development costs	(213,582)	(150,615)
Net cash used in investing activities	(213,582)	(157,121)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and warrants	1,373,829	-
Deferred offering costs	-	(79,912)
Repayments of convertible notes payable	(300,000)	-
Net cash provided (used) by financing activities	1,073,829	(79,912)

Net increase (decrease) in cash	293,080	(1,028,476)

Cash at beginning of period	730,482	1,103,201
Cash at end of period	$1,023,562	$74,725

SUPPLEMENTAL INFORMATION
Cash paid for interest	$4,199	$1,473
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of shares upon conversion of Series A convertible preferred stock	$-	$16

Reclass derivative liability to equity upon note repayment	$69,116	$-

See the accompanying notes to these unaudited condensed consolidated financial statements

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Blue Calypso, Inc., a Delaware corporation (the "Company”), is engaged in the development, sales, delivery, and licensing of technology and intellectual property focused on mobile shopper engagement and digital word-of-mouth and location-based marketing and advertising. In January 2014, the Company transitioned from a development stage enterprise to an operating company.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the operating results for the full year ending December 31, 2016, or any other period.  These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2015 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on March 22, 2016.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of June 30, 2016, the Company had cash of $1,023,562 and working capital of $1,071,123. During the six months ended June 30, 2016, the Company used net cash in operating activities of $567,167. The Company has incurred net losses since inception.

From March 2016 through May 2016, the Company sold shares of common stock and warrants for net proceeds, after commissions and other costs, of approximately $1,374,000.  It is anticipated that the proceeds from the sale of its common stock and warrants will provide the Company with cash sufficient to fund operations through December 2016.

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

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

Concentrations of Credit Risk

As of June 30, 2016, excluding the impact of the allowance for doubtful accounts, three customers represented 43%, 32% and 21% of the Company’s accounts receivable. As of December 31, 2015, three customers represented 10%, 30% and 39% of the Company’s accounts receivable.

During the three months ended June 30, 2016, two customers represented 60% and 32% of total revenue.

During the six months ended June 30, 2016, two customers represented 49% and 39% of total revenue.

During the three months ended June 30, 2015, two customers represented 56% and 20% of total revenue.

During the six months ended June 30, 2015, three customers represented 60%, 15% and 11% of total revenue.

Net Loss per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period, adjusted to give effect to the 50-for-1 reverse stock split, which was effective in the market on July 2, 2015, and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share for the three and six months ended June 30, 2016 and 2015 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	June 30, 2016	June 30, 2015
Options to purchase common stock	1,013,123	565,939
Warrants to purchase common stock	1,430,817	220,913
Totals	2,443,940	786,852

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
JUNE 30, 2016
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

At February 16, 2016, the Company was required to record the debt derivatives which do not have fixed settlement provisions as liabilities and mark to market all such derivatives to fair value at the date of payoff.  On February 16, 2016, (date of payoff) the Company reclassified the fair value of $69,117 from liabilities to equity.  See Note 5.

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
JUNE 30, 2016
(unaudited)

Financial liabilities as of December 31, 2015 measured at fair value on a recurring basis are summarized below:

	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	$170,497	$--	$--	$170,497

At June 30, 2016, the Company did not have any financial liabilities requiring measurement at fair value on a recurring basis.

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
JUNE 30, 2016
(unaudited)

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis using significant unobservable input for the six months ended June 30, 2016:

Balance – January 1, 2016	$170,497
Change in fair value of derivative liabilities	(101,381)
Reclassified to equity upon note payoff	(69,116)

Balance – June 30, 2016	$-0-

NOTE 5 – CONVERTIBLE NOTE PAYABLE

On July 20, 2015, the Company issued a senior convertible note (the “July 2015 Note”), in the principal amount of $550,000 due one year from the date of issuance. The total net proceeds the Company received from this note were $415,123, net of fees and original issuance discount (“OID”) of $50,000. At any time commencing one hundred and eighty one days from issuance, the July 2015 Note was convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $7.6335 with certain reset provisions should certain default conditions occur.  These certain default conditions were deemed to be outside the Company’s control.

If the $550,000 principal amount of the July 2015 Note and all accrued but unpaid interest thereof was not paid in full on or before January 16, 2016, the July 2015 Note would have amortized in four equal payments payable on January 20, 2016, February 20, 2016, March 20, 2016 and April 20, 2016. These payments would have been paid (i) in cash at a 120% premium, and/or (ii) in shares of the Company's common stock at a 20% discount to the average of the three daily volume weighted average prices of the Company’s common stock for the prior three trading days, provided the Company is in compliance with certain equity conditions as defined in the July 2015 Note.

The Company identified an embedded derivative related to a conversion option in the July 2015 Note. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivative as of the inception date of the July 2015 Note and to fair value the derivative as of each subsequent reporting date.

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
JUNE 30, 2016
(unaudited)

On February 16, 2016, the Company paid off the remaining balance of the July 2015 Note of $300,000.

For the three and six months ended June 30, 2016, amortization of debt discount was $119,115. The July 2015 Note balance was $180,885 net of discount of $119,115 at December 31, 2015.

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

In May 2016, pursuant to a securities purchase agreement, the Company sold an aggregate of 609,756 shares of its common stock together with warrants to purchase an aggregate of 609,756 shares of its common stock for net proceeds, after commissions and other costs, of $988,519. The warrants are exercisable at an exercise price of $2.13 for a term of five years. The Company incurred costs and expenses of $11,603.

During the six months ended June 30, 2016, the Company issued 60,190 shares of its common stock as consideration for investor relations services valued at $80,000.

During the six months ended June 30, 2016, the Company issued 21,506 shares of its common stock as consideration for legal services valued at $35,494.

During the six months ended June 30, 2016, the Company issued 15,000 shares of its common stock as consideration for consulting services valued at $39,600.

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

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

The Company estimated forfeitures related to option grants at a weighted average annual rate of  0% per year, as the Company does not yet have adequate historical data, for options granted during the six months ended June 30, 2016 and 2015.

The following assumptions were used in determining the fair value of employee and vesting non-employee options during the six months ended June 30, 2016 and 2015:

	June 30, 2016	June 30, 2015
Risk-free interest rate	1.38% - 1.73%	1.68% - 2.07%
Dividend yield	0%	0%
Stock price volatility	129.41%-134.81%	123.45% -145.24%
Expected life	5 – 9.8 years	5-10 years
Weighted average grant date fair value	$0.97	$5.98

On January 4, 2016, the Company awarded options to purchase an aggregate of 233,495 shares of common stock to the Company’s Chief Executive Officer, Andrew Levi.  These options vested immediately and have a term of 10 years. 60,000 of the options have an exercise price of $1.375 per share and 173,495 of the options are exercisable at $1.25 per share.  The options had an aggregate grant date fair value of $250,000.

On April 22, 2016, the Company awarded options to purchase 50,000 shares of common stock to a consultant.  These options vest quarterly beginning June 30, 2016 through March 31, 2018 and have a term of 10 years. The options have an exercise price of $2.08 per share.  The options had a grant date fair value of $34,061.

On May 23, 2016, the Company awarded options to purchase an aggregate of 100,000 shares of common stock to certain key employees.  These options vest immediately and have a term of 10 years. The options have an exercise price of $0.90 per share.  The options had an aggregate grant date fair value of $78,218.

The following table summarizes the stock option activity for the six months ended June 30, 2016:

	Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2016	629,628	$7.59	4.5
Granted	383,495	$1.29	10.0
Canceled/expired
Outstanding at June 30, 2016	1,013,123	$5.20	6.1	$-

Exercisable at June 30, 2016	883,629	$5.30	5.7	$-

The following table presents information related to stock options at June 30, 2016:

Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$0.00-5.00	606,440	7.7	541,439
5.01-12.50	382,675	3.9	318,182
12.51-25.00	15,008	3.7	15,008
25.01-45.00	9,000	3.3	9,000
	1,013,123	6.2	883,629

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

The stock-based compensation expense related to option grants was $141,715 and $470,663 during the three and six months ended June 30, 2016, respectively, and $112,744 and $168,897 during the three and six months ended June 30, 2015, respectively.

As of June 30, 2016, stock-based compensation related to options of $410,086 remains unamortized and is expected to be amortized over the weighted average remaining period of 0.99 years.

Restricted Stock

On April 26, 2016, the Company granted the Company’s Chief Executive Officer, Andrew Levi, 500,000 shares of the Company’s common stock under a Restricted Stock Award Agreement (the “Award Agreement”).  Under the Award Agreement, the awarded shares shall vest on the tenth anniversary of the date of grant, provided that the holder is employed by the Company or its subsidiaries.  All awarded shares not previously vested shall immediately become fully vested upon holder’s termination of service other than for cause (as defined under the Award Agreement).

The Company determined the fair value at the date of grant of $1,040,000 based on the quoted price of the Company’s common stock and is accreting ratably to operations over the vesting terms.

The stock-based compensation expense related to restricted stock awards was $17,333 during the three and six months ended June 30, 2016, and $-0- during the three and six months ended June 30, 2015.

As of June 30, 2016, stock-based compensation related to restricted stock awards of $1,022,667 remains unamortized and is expected to be amortized over the weighted average remaining period of 9.83 years.

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company, all of which were exercisable, at June 30, 2016:

Exercise Price	Number Outstanding	Expiration Date
$1.25	$117,648	March 2021
2.13	609,756	April 2021
4.75	482,500	Sept/Oct 2020
5.00	220,913	August 2016
	1,430,817

The following table summarizes the warrant activity for the six months ended June 30, 2016:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2016	703,413	$4.83	3.5
Grants	727,404	$1.99	5.0
Exercised	-
Forfeitures or expirations	-
Outstanding at June 30, 2016	1,430,817	$3.38	3.9	$-

Exercisable at June 30, 2016	1,430,817	$3.38	3.9	$-

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

In March 2016, in connection with the sale of common stock, the Company issued an aggregate of 117,648 warrants to purchase the Company’s common stock at $1.25 per share expiring five years from the date of issuance.

In May 2016, in connection with the sale of common stock, the Company issued 609,756 warrants to purchase the Company’s common stock at $2.13 per share expiring five years from the date of issuance.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company utilizes Assure Professional, LLC (“Assure”) to provide certain outsourced accounting services. The Company’s current Chief Financial Officer is a partial owner of Assure.  The Company incurred expense of $6,750 and $17,000 in exchange for these services for the three and six months ended June 30, 2016, respectively; and $6,750 and $13,500 for the three and six months ended June 30, 2015, respectively.  Included in accounts payable and due to Assure at June 30, 2016 and 2015 was approximately $4,500 and $2,250, respectively.

Jonathan Merriman was appointed to the Company’s Board of Directors during December 2014.  Mr. Merriman is the CEO of Merriman Capital, Inc. (“Merriman”).  Merriman provides capital market advisory services to the Company for which we incurred expense of $41,660 and $80,000 during the three and six months ended June 30, 2016, respectively, and $30,000 and $60,000 for the three and six months ended June 30, 2015, respectively. The Company primarily issues common stock in exchange for monthly services and $-0- was due to Merriman at June 30, 2016. In addition, Merriman Capital advised the Company in connection with its March 2016 private placement and received an advisory fee of $10,000 and acted as the Company’s placement agent during its most recent offering.

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

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

With respect to the ‘516, ‘679, ‘055 and ‘646 patents, many of the claims survived and the patents remain enforceable. All of the claims of the ‘670 patent were held invalid. The Company appealed each of the final decisions to the United States Federal Circuit Court of Appeals.  The Company appealed the unpatentability determinations including the decision of invalidity based on anticipation of several claims of the patents by prior art (the Paul reference”).  The Company also appealed the decision to review its patents under the provisions for CBMR and that the ‘516 patent lacked sufficient written description under § 112 to support the claims.  Groupon appealed the Board’s decision that the patents were not valid under § 103 and the determination by the PTAB that the Ratsimor reference was not publically available prior art.

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

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

On March 1, 2016, the Federal Circuit overturned the PTAB decision as to insufficient written description but upheld the decision that the Ratsimor reference was not publically available prior art.  However, the Federal Circuit confirmed the PTAB’s decision to institute the CBMR process on the basis that Blue Calypso’s patent portfolio qualified as a business method patent which was financial in nature.  The Federal Circuit also upheld the decision of invalidity based on anticipation of several claims of the patents by the prior art Paul reference.

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

On April 20, 2016, the District Court set a hearing date of May 6, 2016 at 9:00am in Marshall, Texas.  The items to be discussed were the Federal Circuit’s Decision issued on March 1, 2016 and the pending Motion for Judgment of lack of subject matter eligibility.

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

On June 2, 2016, the Company entered into a Memorandum of Settlement with Foursquare pursuant to which it has in principle settled all outstanding litigation with Foursquare.  The terms of the settlement are confidential.

On July 7, 2016, the Court dismissed the case against Groupon.  The Court also stayed all deadlines with respect to Foursquare, the sole remaining Defendant.

The court dockets for each case, including the parties’ briefs are publicly available on the Public Access to Court Electronic Records website, or PACER, www.pacer.gov, which is operated by the Administrative Office of the U.S. Courts.

On July 8, 2016, the Company filed a Notice of Opposition at the Trademark Trial and Appeal Board against T. Scott Pernici to prevent registration of the trademark “DASH TAG” because of the potential to create a likelihood of confusion in the marketplace.  The deadline for Pernici to file an Answer to the Notice is August 18, 2016.

The Board dockets for each case are publicly available on the Trademark Trial and Appeal Board Inquiry System, or TTABVUE, http://ttabvue.uspto.gov/ttabvue/v, which is operated by the United States Patent and Trademark Office.

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

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

NOTE 9 – SUBSEQUENT EVENTS

Effective July 23, 2016, Harold M. Brierley was appointed as Chairman of the Board of Directors of the Company.  In conjunction with his appointment, Mr. Brierley was granted a restricted stock award of 600,000 shares of the Company’s Common Stock. Twenty five percent of the shares vest on the first anniversary of the grant date with the balance vesting in equal quarterly installments of 37,500 shares over a remaining term of three years.

On June 2, 2016, the Company entered into a Memorandum of Settlement with Foursquare pursuant to which it has in principle settled all outstanding litigation with Foursquare.  The agreement was finalized during July 2016.  The terms of the settlement are confidential.

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

Business Overview

Blue Calypso develops and delivers location-centric mobile shopper marketing, engagement, influence and analytics solutions for the brick-and-mortar retail sector by leveraging mobile, social media, gamification and our intellectual property portfolio. We have developed a patented technology platform that enables product brands and retailers to engage with shoppers when they are on the path-to-purchase goods and services. Our technology also allows brands to leverage customer relationships to increase brand loyalty and drive revenue through sharing, affinity and influencer marketing programs. We also deliver the unique ability to ensure in-store display lifecycle compliance. We generate revenue from the cloud-based consumption of our technology platform, consulting/services fees, and licensing and/or enforcement of our patented technologies. Our intellectual property portfolio consists of six US patents and eleven pending patent applications that generally cover methods and systems for communicating advertisements and electronic offers and gamification between mobile communication devices.

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

Our proprietary technology solutions, KIOSentrix® and POPTrak™ enable product manufacturers and retailers to harness the power and adoption that today’s mobile devices bring to the consumer shopping experience. Our unique platform connects brands with store shoppers when they are on the path-to-purchase and enable those customers to engage with, and redeem brand content as well as syndicate their brand affinity across the most popular social media channels. Our platform drives activation, facilitates engagement, tracks performance, manages attribution and delivers robust, real-time analytics that provide acute insight regarding the adoption, conversion and return on investment of our client’s promotions and location-based content. Our technology is designed to help clients target their marketing messages, attract new customers, increase awareness and drive product sales. For example, campaigns facilitated through our platform can encourage consumers to learn more about products, watch promotional videos about particular products, see product reviews and comparative pricing or click to buy products.  All delivered through a highly engaging mobile “kiosk” or “digital concierge” type experience.

Over the last five years, the world has seen mobile, social media, and digital advertising evolve dramatically and actually converge. Through this technological evolution, a sociological shift has occurred in how influential digital media can be when deployed strategically with hyper-targeted and personalized content.

Today, retailers are aggressively exploring mobile shopper engagement as the next frontier of the physical shopping experience. According to the Consumer Electronics Association, more than half of all consumers use their mobile devices at some point while shopping, however product brands and retailers have yet to find a comfortable way of co-existing in this ecosystem of traditional consumer engagement.

Through mobile and social media, consumers and brands have their own unique and significant digital audience. According to Facebook, the average user has 130 friends; Twitter states the average user has 300 followers; and on average an individual has 25 unique frequent contacts they communicate with weekly via text messages or mobile calls. Active participation in LinkedIn, Google+, Tumblr and/or a personal blog can further extend one’s direct social reach significantly. With our platform, brand content is not bound by any single app, social media community, website, carrier, device or method of activation such as beacons, NFC, SMS, WiFi, social media or QR codes. As a result, brand influencers have the capability to immediately reach hundreds or even thousands of people through their direct personal and digital social relationships.

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

On December 17, 2014, the Patent Trial and Appeal Board issued final decisions in Covered Business Method Review proceedings CBM2013-00035, CBM2013-00033, CBM2013-00034, CBM2013-00046 and CBM2013-00044. In each case, certain claims of each patent were held to be invalid for various reasons. With respect to the ‘516, ‘679, ‘055 and ‘646 patents, many of the claims survived and the patents remain enforceable. All of the claims of the ‘670 patent were held invalid. The Company appealed each of the final decisions to the United States Federal Circuit Court of Appeals.  The Company appealed the unpatentability determinations including the decision of invalidity based on anticipation of several claims of the patents by prior art (the Paul reference”).  The Company also appealed the decision to review its patents under the provisions for CBMR and that the ‘516 patent lacked sufficient written description under § 112 to support the claims.  Groupon appealed the Board’s decision that the patents were not valid under § 103 and the determination by the PTAB that the Ratsimor reference was not publically available prior art.

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

On March 1, 2016, the Federal Circuit overturned the PTAB decision as to insufficient written description but upheld the decision that the Ratsimor reference was not publically available prior art.  However, the Federal Circuit confirmed the PTAB’s decision to institute the CBMR process on the basis that Blue Calypso’s patent portfolio qualified as a business method patent which was financial in nature.  The Federal Circuit also upheld the decision of invalidity based on anticipation of several claims of the patents by the prior art Paul reference.

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

On April 20, 2016, the District Court set a hearing date of May 6, 2016 at 9:00am in Marshall, Texas.  The items to be discussed were the Federal Circuit’s Decision issued on March 1, 2016 and the pending Motion for Judgment of lack of subject matter eligibility.

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

On June 2, 2016, the Company entered into a Memorandum of Settlement with Foursquare pursuant to which it has in principle settled all outstanding litigation with Foursquare.  The terms of the settlement are confidential.

On July 7, 2016, the Court dismissed the case against Groupon.  The Court also stayed all deadlines with respect to Foursquare, the sole remaining Defendant.

The court dockets for each case, including the parties’ briefs are publicly available on the Public Access to Court Electronic Records website, or PACER, www.pacer.gov, which is operated by the Administrative Office of the U.S. Courts.

On July 8, 2016, the Company filed a Notice of Opposition at the Trademark Trial and Appeal Board against T. Scott Pernici to prevent registration of the trademark “DASH TAG” because of the potential to create a likelihood of confusion in the marketplace.  The deadline for Pernici to file an Answer to the Notice is August 18, 2016.

The Board dockets for each case are publicly available on the Trademark Trial and Appeal Board Inquiry System, or TTABVUE, http://ttabvue.uspto.gov/ttabvue/v, which is operated by the United States Patent and Trademark Office.

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

Impairment of Long-Lived Assets

The Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value. No impairment was deemed to exist as of June 30, 2016 and 2015.

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

Results of Operations

Comparison of Three Months Ended June 30, 2016 and 2015

Net Loss.  For the three months ended June 30, 2016, we had a net loss of $586,610, as compared to a net loss of $695,846 for the three months ended June 30, 2015. The decrease in net loss resulted primarily from an increase in revenue of $394,253, net with an increase in operating expenses of $283,914, comprised of increase in cost of sales of $188,339, general and administrative costs of $115,590 and depreciation and amortization of $29,916, net with a reduction in sales and marketing of $49,930.

Revenue.   Revenue for the three months ended June 30, 2016 was $503,742, as compared to $109,489 in revenues for the same period in 2015.  The increase in revenue is from our project based revenue which is subject to timing of development projects and as a result of licensing fees associated with related settlements.

Cost of Revenue.  Our cost of revenue was $233,004 for the three months ended June 30, 2016, as compared to $44,665 for the same period in 2015.  The increase in cost of revenue is primarily attributable to costs operating our labs and fees paid in connection with reached settlements.

Sales and Marketing.  For the three months ended June 30, 2016, sales and marketing expenses decreased by $49,930 to $55,751 as compared to the same period in 2015. Sales and marketing expenses decreased as a result in timing in marketing spend and reclassification of certain personnel costs.

General and Administrative. For the three months ended June 30, 2016, general and administrative expenses were $681,668 as compared to $566,078 for the three months ended June 30, 2015.  This was primarily due to an increase of $80,885 in stock based compensation primarily associated with options granted during the three months ended June 30, 2016.  The remaining increase is the result of reclassification of certain personnel costs.

Depreciation and Amortization.  Depreciation and amortization expenses relate primarily to the amortization of capitalized software development.  Depreciation and amortization expenses were $118,070 for the three months ended June 30, 2016 as compared to $88,154 for the three months ended June 30, 2015, representing an increase of $29,916 which was primarily due to an increase in additional capitalized software during the period.  For the three months ended June 30, 2016, we incurred $109,880 of capitalized software development costs associated with improvements to our commercial platform. This compares to $73,384 of capitalized software development costs for the quarter ended June 30, 2015.  The Company continues to invest in the ongoing improvements to its core platform.

Interest Expense.  Interest expense was $1,859 for the three months ended June 30, 2016 as compared to $757 for the three months ended June 30, 2015. Interest expense for the current period and for 2015 related to credit card and vendor financing.

Comparison of Six Months Ended June 30, 2016 and 2015

Net Loss.  For the six months ended June 30, 2016, we had a net loss of $1,470,838, as compared to a net loss of $1,304,691 for the six months ended June 30, 2015. The increase in net loss resulted primarily from an increase in our cost of sales of $223,627, sales and marketing of $37,135, general and administrative of $377,504 depreciation and amortization of $56,556 and interest expense of $114,572, net with increase in revenue of $541,866 and gain on change in derivative liabilities of $101,381.

Revenue.   Revenue for the six months ended June 30, 2016 was $767,080, as compared to $225,214 in revenues for the same period in 2015.  The increase in revenue is from our project based revenue which is subject to timing of development projects and as a result of licensing fees associated with related settlements.

Cost of Revenue.  Our cost of revenue was $323,404 for the six months ended June 30, 2016, as compared to $99,777 for the same period in 2015.  The increase in cost of revenue is primarily attributable to costs operating our labs and fees paid in connection with reached settlements.

Sales and Marketing.  For the six months ended June 30, 2016, sales and marketing expenses increased by $37,135 to $191,390 as compared to the same period in 2015. Sales and marketing expenses increased as a result of increased spend to market our platform through various channels and increased personnel as compared to the same period in 2015.

General and Administrative. For the six months ended June 30, 2016, general and administrative expenses were $1,479,129 as compared to $1,101,625 for the six months ended June 30, 2015.  This was primarily due to an increase of $345,790 in stock based compensation primarily associated with options granted during the six months ended June 30, 2016.

Depreciation and Amortization.  Depreciation and amortization expenses relate primarily to the amortization of capitalized software development.  Depreciation and amortization expenses were $229,331 for the six months ended June 30, 2016 as compared to $172,775 for the six months ended June 30, 2015, representing an increase of $56,556 which was primarily due to an increase in additional capitalized software during the period.  For the six months ended June 30, 2016, we incurred $213,582 of capitalized software development costs associated with improvements to our commercial platform. This compares to $150,615 of capitalized software development costs for the six months ended June 30, 2015.  The Company continues to invest in the ongoing improvements to its core platform.

Change in fair value of derivative liabilities.  We issued convertible debt that contains certain reset provisions in connection with financing.  As such, we were required to record these reset provisions as a liability and mark them to market each reporting period.  For the six months ended June 30, 2016, we recorded a gain of $101,381 in change in the fair value of these reset provisions versus $-0- for the six months ended June 30, 2015.  In February 2016, we paid off the remaining convertible debt.

Interest Expense.  Interest expense was $116,045 for the six months ended June 30, 2016 as compared to $1,473 for the six months ended June 30, 2015. Interest expense for the current period represents primarily amortization of beneficial conversion features on our convertible note of $119,115 with the remainder credit card and vendor financing, net with a reduction of prior period interest accrual.  In comparison, interest for 2015 related to credit card and vendor financing.

Cash Flows

Net cash used in operating activities during the six months ended June 30, 2016 was $567,167 as compared to $791,443 for the six months ended June 30, 2015. Cash used in operations for the six months ended June 30, 2016 was comprised of a net loss of $1,470,838 offset primarily by certain non-cash items:  (i) stock based compensation expenses (including common stock issued in exchange for services) of $643,088; (ii) depreciation and amortization of $229,331; (iii) amortization of debt discounts of $119,115; (iv) with net change in operating assets and liabilities of $9,468, net with gain in change in fair value of derivative liabilities of $101,381.

Net cash used in investing activities during the six months ended June 30, 2016 was $213,582, as compared to $157,121 for the six months ended June 30, 2015. This increase was primarily attributable to additional expenditures on the development of our software.

During the six months ended June 30, 2016, net cash provided by financing activities was $1,073,829 as compared to cash used of $79,912 for the same period in 2015.  For the six months ended June 30, 2016, we received $1,373,829 from the sale of its common stock and warrants and paid $300,000 in full settlement of our outstanding convertible note.

Off Balance Sheet Arrangements

None

Liquidity and Capital Resources

As of June 30, 2016, the Company had cash of $1,023,562 and working capital of $1,071,123.  During the six months ended June 30, 2016, the Company used net cash in operating activities of $567,167.  The Company has incurred net losses since inception.

In March 2016, the Company raised approximately $385,000 from the sale of its common stock and warrants.

On April 22, 2016, Blue Calypso, Inc. entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a strategic investor, Hal Brierley, who was subsequently approved as Chairman of the Company’s Board of Directors, pursuant to which the Company issued and sold 609,756 shares of the Company’s common stock and warrants to purchase an additional 609,756 shares of the Company’s common stock to Brierley for aggregate gross proceeds of $1,000,000.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 17, 2014, the Patent Trial and Appeal Board issued final decisions in Covered Business Method Review proceedings CBM2013-00035, CBM2013-00033, CBM2013-00034, CBM2013-00046 and CBM2013-00044. In each case, certain claims of each patent were held to be invalid for various reasons. With respect to the ‘516, ‘679, ‘055 and ‘646 patents, many of the claims survived and the patents remain enforceable. All of the claims of the ‘670 patent were held invalid. The Company appealed each of the final decisions to the United States Federal Circuit Court of Appeals.  The Company appealed the unpatentability determinations including the decision of invalidity based on anticipation of several claims of the patents by prior art (the Paul reference”).  The Company also appealed the decision to review its patents under the provisions for CBMR and that the ‘516 patent lacked sufficient written description under § 112 to support the claims.  Groupon appealed the Board’s decision that the patents were not valid under § 103 and the determination by the PTAB that the Ratsimor reference was not publically available prior art.

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

On March 1, 2016, the Federal Circuit overturned the PTAB decision as to insufficient written description but upheld the decision that the Ratsimor reference was not publically available prior art.  However, the Federal Circuit confirmed the PTAB’s decision to institute the CBMR process on the basis that Blue Calypso’s patent portfolio qualified as a business method patent which was financial in nature.  The Federal Circuit also upheld the decision of invalidity based on anticipation of several claims of the patents by the prior art Paul reference.

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

On April 20, 2016, the District Court set a hearing date of May 6, 2016 at 9:00am in Marshall, Texas.  The items to be discussed were the Federal Circuit’s Decision issued on March 1, 2016 and the pending Motion for Judgment of lack of subject matter eligibility.

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

On June 2, 2016, the Company entered into a Memorandum of Settlement with Foursquare pursuant to which it has in principle settled all outstanding litigation with Foursquare.  The terms of the settlement are confidential.

On July 7, 2016, the Court dismissed the case against Groupon.  The Court also stayed all deadlines with respect to Foursquare, the sole remaining Defendant.

The court dockets for each case, including the parties’ briefs are publicly available on the Public Access to Court Electronic Records website, or PACER, www.pacer.gov, which is operated by the Administrative Office of the U.S. Courts.

On July 8, 2016, the Company filed a Notice of Opposition at the Trademark Trial and Appeal Board against T. Scott Pernici to prevent registration of the trademark “DASH TAG” because of the potential to create a likelihood of confusion in the marketplace.  The deadline for Pernici to file an Answer to the Notice is August 18, 2016.

The Board dockets for each case are publicly available on the Trademark Trial and Appeal Board Inquiry System, or TTABVUE, http://ttabvue.uspto.gov/ttabvue/v, which is operated by the United States Patent and Trademark Office.

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

ITEM 1A. RISK FACTORS

Not required

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In April 22, 2016, pursuant to a securities purchase agreement, the Company sold an aggregate of 609,756 shares of its common stock together with warrants to purchase an aggregate of 609,756 shares of its common stock for net proceeds, after commissions and other costs, of $988,519. The warrants are exercisable at an exercise price of $2.13 for a term of five years.  The securities were issued in a private placement transaction solely to an accredited investors pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D thereunder, without engaging in any advertising or general solicitation of any kind.

On April 22, 2016, the Company awarded options to purchase 50,000 shares of common stock to a consultant.  These options vest quarterly beginning June 30, 2016 through March 31, 2018 and have a term of 10 years. The options have an exercise price of $2.08 per share.  The options were issued pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act.

On May 23, 2016, the Company awarded options to purchase an aggregate of 100,000 shares of common stock to key employees.  These options vest immediately and have a term of 10 years. The options have an exercise price of $0.90 per share.  The options were issued pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act.

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

BLUE CALYPSO, INC.

Date:	August 10, 2016	By:	/s/ Andrew Levi
		Name:	Andrew Levi
		Title:	Chief Executive Officer
(Principal Executive Officer)