Form 10-Q
period 2016-09-30
BLUE CALYPSO, INC.
filed 2016-11-10
CIK 1399587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

As of November 10, 2016, there were 7,871,937 shares of registrant’s common stock outstanding.

BLUE CALYPSO, INC.

PART I –  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLUE CALYPSO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash	$431,653	$730,482
Accounts receivable, net	337,323	247,131
Inventory	41,615	41,653
Prepaid expenses and other	47,842	42,370
Total current assets	858,433	1,061,636

Property and equipment, net	14,855	6,682

Other assets:
Accounts receivable, long term portion	-	71,440
Capitalized software development costs, net of accumulated amortization of $1,619,067 and $1,344,672 as of September 30, 2016 and December 31, 2015, respectively	867,271	817,548

Total assets	$1,740,559	$1,957,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$172,497	$103,936
Accrued expenses	34,611	44,190
Settlement payable, short term portion	95,253	119,066
Convertible note payable, net of debt discounts of $-0- and $119,115, respectively	-	180,885
Deferred revenue	46,631	-
Deferred rent, short term portion	2,048	2,048
Derivative liabilities	-	170,497
Total current liabilities	351,040	620,622

Long term debt:
Settlement payable, long term	-	71,440
Deferred rent, long term portion	3,373	1,211
Total liabilities	354,413	693,273

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized: Series A convertible preferred stock, $0.0001 par value; 1,700,000 shares designated; none issued and outstanding	-	-
Common stock, $0.0001 par value; 13,600,000 shares authorized, 7,821,937 and 5,522,146 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	782	552
Additional paid in capital	39,435,814	36,733,865
Accumulated deficit	(38,050,450)	(35,470,384)
Total stockholders’ equity	1,386,146	1,264,033

Total liabilities and stockholders’ equity	$1,740,559	$1,957,306

See the accompanying notes to these unaudited condensed consolidated financial statements

BLUE CALYPSO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
REVENUE	$257,505	$508,391	$1,024,585	$733,605

OPERATING EXPENSES:
Cost of sales	169,895	442,268	493,299	542,045
Sales and marketing	76,521	108,966	267,911	263,221
General and administrative	1,073,230	463,969	2,552,359	1,565,594
Depreciation and amortization	46,707	93,751	276,038	266,526
Total operating expenses	1,366,353	1,108,954	3,589,607	2,637,386

Loss from operations	(1,108,848)	(600,563)	(2,565,022)	(1,903,781)

Other income (expense):
Change in fair value of derivative liabilities	-	188,093	101,381	188,093
Terminated offering costs	-	(283,387)	-	(283,387)
Interest expense	(380)	(97,085)	(116,425)	(98,558)
Total other income (expense)	(380)	(192,379)	(15,044)	(193,852)

NET LOSS	$(1,109,228)	$(792,942)	$(2,580,066)	$(2,097,633)

Net loss per common share, basic and diluted	$(0.15)	$(0.16)	$(0.39)	$(0.42)

Weighted average common shares outstanding, basic and diluted	7,531,798	5,039,236	6,644,903	4,981,171

See the accompanying notes to these unaudited condensed consolidated financial statements

BLUE CALYPSO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2016

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2015	5,522,146	$552	$36,733,865	$(35,470,384)	$1,264,033
Sale of common stock and warrants at $0.85 per share, net of issuance costs of $14,692	470,591	47	385,263	-	385,310
Sale of common stock and warrants at $1.64 per share, net of issuance costs of $11,603	609,756	61	988,458	-	988,519
Shares issued for services rendered	719,444	72	676,147	-	676,219
Reclass derivative liability to equity upon note payment	-	-	69,116	-	69,116
Stock based compensation	500,000	50	582,965	-	583,015
Net loss	-	-	-	(2,580,066)	(2,580,066)
Balance, September 30, 2016 (unaudited)	7,821,937	$782	$39,435,814	$(38,050,450)	$1,386,146

See the accompanying notes to these unaudited condensed consolidated financial statements

BLUE CALYPSO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,580,066)	$(2,097,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	276,038	266,526
Bad debt expense	4,049	19,141
Amortization of debt discounts	119,115	96,053
Change in fair value of derivative liabilities	(101,381)	(188,093)
Stock based compensation	583,015	262,823
Common stock issued for services rendered	676,219	177,342
Changes in operating assets and liabilities:
Accounts receivable	(94,242)	(128,532)
Inventory	38	-
Prepaid expenses and other current assets	(5,472)	1,007
Accounts payable	68,562	293,449
Accrued expenses	(9,579)	(185,813)
Settlement payable	(23,813)	190,506
Deferred revenue	46,631	98,900
Deferred rent	2,162	3,678
Net cash used in operating activities	(1,038,724)	(1,190,646)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(9,816)	(6,507)
Software development costs	(324,118)	(256,899)
Net cash used in investing activities	(333,934)	(263,406)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and warrants	1,373,829	1,617,738
Proceeds from issuance of convertible note, net of issuance costs	-	415,123
Repayments of convertible notes payable	(300,000)	-
Net cash provided by financing activities	1,073,829	2,032,861

Net (decrease) increase in cash	(298,829)	578,809

Cash at beginning of period	730,482	1,103,201
Cash at end of period	$431,653	$1,682,010

SUPPLEMENTAL INFORMATION
Cash paid for interest	$4,579	$2,505
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Debt discount for fair value of conversion feature issued in connection with debt	$-	$302,287

Reclass derivative liability to equity upon note repayment	$69,116	$-
See the accompanying notes to these unaudited condensed consolidated financial statements

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Blue Calypso, Inc., a Delaware corporation (the “Company”), is engaged in the development, sales, delivery, and licensing of technology and intellectual property focused on mobile shopper engagement, digital word-of-mouth and location-based marketing and advertising.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the operating results for the full year ending December 31, 2016, or any other period.  These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related disclosures of the Company as of December 31, 2015 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on March 22, 2016.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of September 30, 2016, the Company had cash of $431,653 and working capital of $507,393. During the nine months ended September 30, 2016, the Company used net cash in operating activities of $1,038,724. The Company has incurred net losses since inception.

From March 2016 through May 2016, the Company sold shares of common stock and warrants for net proceeds, after commissions and other costs, of approximately $1,374,000.  It is anticipated that the proceeds from the sale of its common stock and warrants will provide the Company with cash sufficient to fund operations through January 2017.

The Company’s primary source of operating funds since inception has been cash proceeds from private placements of common stock, preferred stock, convertible debentures and the exercise of warrants.  The Company intends to raise additional capital through private issuances of debt and equity instruments, but there can be no assurance that these funds will be available on terms acceptable to the Company, or will be sufficient to enable the Company to fully execute on its business plan or sustain operations. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to further extend payables, reduce overhead, or scale back its current business plan until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful.

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
SEPTEMBER 30, 2016
(unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries – Blue Calypso, LLC and Blue Calypso of Latin America, S.A.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Concentrations of Credit Risk

As of September 30, 2016, three customers represented 39%, 28% and 19% of the Company’s accounts receivable. As of December 31, 2015, three customers represented 10%, 30% and 39% of the Company’s accounts receivable.

During the three months ended September 30, 2016, three customers represented 58%, 27% and 11% of total revenue.

During the nine months ended September 30, 2016, three customers represented 44%, 29% and 15% of total revenue.

During the three months ended September 30, 2015, two customers represented 77% and 13% of total revenue.

During the nine months ended September 30, 2015, two customers represented 53% and 28% of total revenue.

Net Loss per Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period, adjusted to give effect to the 50-for-1 reverse stock split, which was effective in the market on July 2, 2015, and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share for the three and nine months ended September 30, 2016 and 2015 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	September 30, 2016	September 30, 2015
Convertible notes payable	-	71,864
Options to purchase common stock	1,018,123	575,564
Warrants to purchase common stock	1,209,904	638,413
Totals	2,228,027	1,285,841

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

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

Derivative Financial Instruments

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company’s own stock. The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

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

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
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

At September 30, 2016, the Company did not have any financial liabilities requiring measurement at fair value on a recurring basis.

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
SEPTEMBER 30, 2016
(unaudited)

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

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis using significant unobservable input for the nine months ended September 30, 2016:

Balance – January 1, 2016	$170,497
Change in fair value of derivative liabilities	(101,381)
Reclassified to equity upon note payoff	(69,116)

Balance – September 30, 2016	$-0-

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

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

If the $550,000 principal amount of the July 2015 Note and all accrued but unpaid interest thereof was not paid in full on or before January 16, 2016, the July 2015 Note would have amortized in four equal payments payable on January 20, 2016, February 20, 2016, March 20, 2016 and April 20, 2016. These payments would have been paid (i) in cash at a 120% premium, and/or (ii) in shares of the Company’s common stock at a 20% discount to the average of the three daily volume weighted average prices of the Company’s common stock for the prior three trading days, provided the Company is in compliance with certain equity conditions as defined in the July 2015 Note.

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

The Company has issued debt for which total proceeds were allocated to individual instruments based on the fair value of each instrument at the time of issuance. Such value of the debt was recorded as discount on debt and is being amortized over the term of the respective debt.

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

In addition, the Company and the lender also agreed reduce the conversion price from $7.6335 to $4.25 per share, modify certain equity conditions (as defined in the July 2015 Note) and modify certain events of default (as defined in the July 2015 Note).

In accordance with ASC 470-20, the change in fair value of the debt modification was recognized as an expense on the date it was accepted by the holder. In connection with the modification, in 2015, the Company recorded a loss of $41,434 representing the difference between the fair value of the conversion feature under the new conversion price and under the original conversion feature.

On February 16, 2016, the Company paid off the remaining balance of the July 2015 Note of $300,000.

For the three and nine months ended September 30, 2016, amortization of debt discount was $119,115. The July 2015 Note balance was $180,885 net of discount of $119,115 at December 31, 2015.

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

NOTE 6 – STOCKHOLDERS’ EQUITY

On June 26, 2015, the Company filed an amendment to its Articles of Incorporation and effected a 50-for-1 reverse stock split of its issued and outstanding shares of common stock, whereby 250,666,631 outstanding shares of the Company’s common stock were converted into 5,013,366 shares of the Company’s common stock.  In addition, the Company reduced its number of authorized common shares from 680,000,000 to 13,600,000.  The reverse stock split was effective in the market commencing on July 2, 2015. All per share amounts and number of shares in the condensed consolidated financial statements, related notes and other items throughout this Form 10-Q have been retroactively restated to reflect the reverse stock split.

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

During the nine months ended September 30, 2016, the Company issued 60,190 shares of its common stock as consideration for investor relations services valued at $80,000.

During the nine months ended September 30, 2016, the Company issued 44,254 shares of its common stock as consideration for legal services valued at $52,618.

During the nine months ended September 30, 2016, the Company issued 15,000 shares of its common stock as consideration for consulting services valued at $39,600.

During the nine months ended September 30, 2016, the Company issued 600,000 shares of its common stock as consideration for services as senior advisor to the Company’s Advisory Board valued at $504,000.

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
SEPTEMBER 30, 2016
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

The Company estimated forfeitures related to option grants at a weighted average annual rate of 0% per year, as the Company does not yet have adequate historical data, for options granted during the nine months ended September 30, 2016 and 2015.

The following assumptions were used in determining the fair value of employee and vesting non-employee options during the nine months ended September 30, 2016 and 2015:

	September 30, 2016	September 30, 2015
Risk-free interest rate	1.38% - 1.73%	1.68% - 2.07%
Dividend yield	0%	0%
Stock price volatility	129.41%-134.81%	123.08% -145.24%
Expected life	5 – 9.9 years	5-10 years
Weighted average grant date fair value	$0.94	$5.90

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

On August 22, 2016, the Company awarded options to purchase 5,000 shares of common stock to a consultant.  These options vest quarterly beginning September 30, 2016 through June 30, 2019 and have a term of 10 years. The options have an exercise price of $0.77 per share.  The options had a grant date fair value of $3,787.

The following table summarizes the stock option activity for the nine months ended September 30, 2016:

	Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2016	629,628	$7.59	4.5
Granted	388,495	$1.28	10.0
Canceled/expired
Outstanding at September 30, 2016	1,018,123	$5.18	5.9	$50

Exercisable at September 30, 2016	905,854	$5.28	5.5	$4

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

The following table presents information related to stock options at September 30, 2016:

Options Outstanding			Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$0.00-5.00	611,440	7.5	552,169
5.01-12.50	382,675	3.6	329,677
12.51-25.00	15,008	3.5	15,008
25.01-45.00	9,000	3.1	9,000
	1,018,123	5.9	905,854

The stock-based compensation expense related to option grants was $69,020 and $539,683 during the three and nine months ended September 30, 2016, respectively, and $93,925 and $262,823 during the three and nine months ended September 30, 2015, respectively.

As of September 30, 2016, stock-based compensation related to options of $302,181 remains unamortized and is expected to be amortized over the weighted average remaining period of 0.89 years.

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

The stock-based compensation expense related to restricted stock awards was $26,000 and $43,333 during the three and nine months ended September 30, 2016, respectively, and $-0- during the three and nine months ended September 30, 2015.

As of September 30, 2016, stock-based compensation related to restricted stock awards of $996,667 remains unamortized and is expected to be amortized over the weighted average remaining period of 9.57 years.

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company, all of which were exercisable, at September 30, 2016:

Exercise Price	Number Outstanding	Expiration Date
$1.25	$117,648	March 2021
2.13	609,756	April 2021
4.75	482,500	Sept/Oct 2020
	1,209,904

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

The following table summarizes the warrant activity for the nine months ended September 30, 2016:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2016	703,413	$4.83	3.5
Grants	727,404	$1.99	5.0
Exercised	-
Forfeitures or expirations	(220,913)	$5.00
Outstanding at September 30, 2016	1,209,904	$3.09	4.3	$-

Exercisable at September 30, 2016	1,209,904	$3.09	4.3	$-

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

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company utilizes Assure Professional, LLC (“Assure”) to provide certain outsourced accounting services. The Company’s Chief Financial Officer is a partial owner of Assure.  The Company incurred expense of $9,250 and $26,250 in exchange for these services for the three and nine months ended September 30, 2016, respectively; and $11,750 and $25,250 for the three and nine months ended September 30, 2015, respectively.  Included in accounts payable and due to Assure at September 30, 2016 and 2015 was approximately $7,000 and $9,500, respectively.

Jonathan Merriman was appointed to the Company’s Board of Directors during December 2014.  Mr. Merriman is the CEO of Merriman Capital, Inc. (“Merriman”).  Merriman provides capital market advisory services to the Company for which we incurred expense of $-0- and $80,000 during the three and nine months ended September 30, 2016, respectively, and $30,000 and $90,000 for the three and nine months ended September 30, 2015, respectively. The Company primarily issues common stock in exchange for monthly services and $-0- was due to Merriman at September 30, 2016. In addition, Merriman Capital advised the Company in connection with its March 2016 private placement and received an advisory fee of $10,000 and acted as the Company’s placement agent during its most recent offering.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Litigation

On July 31, 2012, the Company filed suit against Groupon, Inc. in the Eastern District of Texas in Civil Action No. 6:12-cv-00486. The Company filed additional suits against IZEA, Inc. on October 17, 2012, Yelp, Inc. on October 17, 2012, and Foursquare Labs, Inc. on October 31, 2012 in Civil Action Nos. 6:12-cv-786, 6:12-cv-788, 6:12-cv-837, respectively. Each of these cases alleges that the defendants infringed U.S. Patent Nos. 7,664,516 entitled “Method and System for Peer-to-Peer Advertising Between Mobile Communication Devices” and 8,155,679 entitled “System and Method for Peer-to-Peer Advertising Between Mobile Communication Devices.” The Company subsequently added U.S. Patent Nos. 8,438,055, 8,452,646, and 8,457,670 to the cases, alleging each defendant infringed the newly added patents. Each of the defendants answered, denying infringement and claiming that the asserted patents were invalid. Groupon, Yelp, and Foursquare filed counterclaims for declaratory judgment that the asserted patents were invalid and not infringed.

BLUE CALYPSO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

The Company entered into settlements with IZEA and Yelp during August 2015 and September 2015, respectively.  The terms of the associated settlements are confidential in nature.

During June 2016, the Company entered into a settlement agreement with Groupon pursuant to which it has in principal settled all outstanding litigation with Groupon.  The terms of the settlement are confidential.

During July 2016, the Company entered into a settlement agreement with Foursquare pursuant to which it has in principle settled all outstanding litigation with Foursquare.  The terms of the settlement are confidential.

On July 8, 2016, the Company filed a Notice of Opposition at the Trademark Trial and Appeal Board against T. Scott Pernici to prevent registration of the trademark “DASH TAG” because of the potential to create a likelihood of confusion in the marketplace.  The deadline for Pernici to file an Answer to the Notice is November 16, 2016.

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

NOTE 9 – SUBSEQUENT EVENTS

On October 10, 2016, the Company awarded 100,000 options to each of three board members to purchase a total 300,000 shares of common stock.  These options vest quarterly over two years and have a term of 10 years. The options have an exercise price of $0.78 per share.

On November 2, 2016, the Company issued 50,000 shares of common stock to a vendor in exchange for investor relations services.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements other than statements of historical facts included or incorporated by reference in this quarterly report on Form 10-Q, including without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objective of management for future operations, are forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation thereon or similar terminology or expressions.

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

Business Overview

Blue Calypso develops and delivers location-centric mobile shopper marketing, engagement, influence, display tracking and analytics solutions for the brick-and-mortar retail and consumer product sectors by leveraging mobile, social media, gamification and our intellectual property portfolio. We have developed a patented technology platform that enables product brands and retailers to engage with shoppers when they are on the path-to-purchase goods and services. Our technology also allows brands to leverage customer relationships to increase brand loyalty and drive revenue through sharing, affinity and influencer marketing programs. We also deliver the unique ability to ensure in-store display lifecycle compliance. We generate revenue from the cloud-based consumption of our technology platform, consulting/services fees, and licensing and/or enforcement of our patented technologies. Our intellectual property portfolio consists of six US patents and eleven pending patent applications that generally cover methods and systems for communicating advertisements and electronic offers and gamification between mobile communication devices.

All of the patents and patent applications that cover parts of our business, i.e., a “System and method for peer-to-peer advertising between mobile communication devices”, have been developed internally by our Founder and Chief Executive Officer, Andrew Levi, and our Director of Innovation, Bradley Bauer, and assigned to our wholly owned subsidiary, Blue Calypso, LLC. In September 2013, we acquired proprietary mobile gamification technology and subsequently applied for two additional patents based upon the enhancement and integration of this technology into our platform of which one has recently issued.

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

 Recent Developments

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.  See Note 3 to the condensed consolidated financial statements included elsewhere in this document.

Litigation

On July 31, 2012, the Company filed suit against Groupon, Inc. in the Eastern District of Texas in Civil Action No. 6:12-cv-00486. The Company filed additional suits against IZEA, Inc. on October 17, 2012, Yelp, Inc. on October 17, 2012, and Foursquare Labs, Inc. on October 31, 2012 in Civil Action Nos. 6:12-cv-786, 6:12-cv-788, 6:12-cv-837, respectively. Each of these cases alleged that the defendants infringed U.S. Patent Nos. 7,664,516 entitled “Method and System for Peer-to-Peer Advertising Between Mobile Communication Devices” and 8,155,679 entitled “System and Method for Peer-to-Peer Advertising Between Mobile Communication Devices.” The Company subsequently added U.S. Patent Nos. 8,438,055, 8,452,646, and 8,457,670 to the cases, alleging each defendant infringed the newly added patents. Each of the defendants answered, denying infringement and claiming that the asserted patents were invalid. Groupon, Yelp, and Foursquare filed counterclaims for declaratory judgment that the asserted patents were invalid and not infringed.

The Company entered into settlements with IZEA and Yelp during August 2015 and September 2015, respectively.  The terms of the associated settlements are confidential in nature.

During June 2016, the Company entered into a settlement agreement with Groupon pursuant to which it has in principal settled all outstanding litigation with Groupon.  The terms of the settlement are confidential.

During July 2016, the Company entered into a settlement agreement with Foursquare pursuant to which it has in principle settled all outstanding litigation with Foursquare.  The terms of the settlement are confidential.

On July 8, 2016, the Company filed a Notice of Opposition at the Trademark Trial and Appeal Board against T. Scott Pernici to prevent registration of the trademark “DASH TAG” because of the potential to create a likelihood of confusion in the marketplace.  The deadline for Pernici to file an Answer to the Notice is November 16, 2016.

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

Impairment of Long-Lived Assets

The Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparing the carrying amount of the asset or asset group to the undiscounted cash flows that the asset or asset group is expected to generate. If the undiscounted cash flows of such assets are less than the carrying amount, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value. No impairment was deemed to exist as of September 30, 2016 and 2015.

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

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the consolidated statements of operations, as if such amounts were paid in cash.  Net other expense primarily consisted of 283,387 in terminated offering costs, $97,085 in interest expense offset by $188,093 in other income associated with the change in fair value of our derivative liability.  With the exception of minor interest expense, no similar expenses or income occurred during the three months ended September 30, 2016.

Results of Operations

Comparison of Three Months Ended September 30, 2016 and 2015

Net Loss.  For the three months ended September 30, 2016, we had a net loss of $1,109,288, as compared to a net loss of $792,942 for the three months ended September 30, 2015. The increase in net loss resulted primarily from a decrease in revenue and  a net increase in operating expenses of $257,399, comprised of a decrease in cost of sales of $272,373, sales and marketing of $32,445 and depreciation and amortization of $47,044, net with an increase in general and administrative of $609,261.  In addition, we incurred net other expenses of $192,379 for the three months ended September 30, 2015.

Revenue.   Revenue for the three months ended September 30, 2016 was $257,505, as compared to $508,391 in revenues for the same period in 2015.  The decrease in revenue is from our project based revenue which is subject to timing of development projects and as a result of licensing fees associated with related settlements.

Cost of Revenue.  Our cost of revenue was $169,895 for the three months ended September 30, 2016, as compared to $442,268 for the same period in 2015.  The decrease in cost of revenue is primarily attributable to costs operating our development labs and fees paid in connection with reached settlement.

Sales and Marketing.  For the three months ended September 30, 2016, sales and marketing expenses decreased by $32,445 to $76,521 as compared to the same period in 2015. Sales and marketing expenses decreased as a result in timing in marketing spend and reclassification of certain personnel costs.

General and Administrative. For the three months ended September 30, 2016, general and administrative expenses were $1,073,230 as compared to $463,969 for the three months ended September 30, 2015.  This was primarily due to an increase of $505,095 in stock based compensation primarily associated with stock and options granted during the three months ended September 30, 2016.  The remaining increase is the result of reclassification of certain personnel costs.

Depreciation and Amortization.  Depreciation and amortization expenses relate primarily to the amortization of capitalized software development.  Depreciation and amortization expenses were $46,707 for the three months ended September 30, 2016 as compared to $93,751 for the three months ended September 30, 2015, representing a decrease of $47,044 which was primarily due to expiring capitalized software during the period.  For the three months ended September 30, 2016, we incurred $110,535 of capitalized software development costs associated with improvements to our commercial platform. This compares to $106,284 of capitalized software development costs for the quarter ended September 30, 2015.  The Company continues to invest in the ongoing improvements to its core platform.

Interest Expense.  Interest expense was $380 for the three months ended September 30, 2016 as compared to $97,085 for the three months ended September 30, 2015. Interest expense for the current period related to credit card and vendor financing and for 2015 primarily related to the amortization of beneficial conversion features on our convertible note of $96,053 with the remainder credit card and vendor financing.

Comparison of Nine Months Ended September 30, 2016 and 2015

Net Loss.  For the nine months ended September 30, 2016, we had a net loss of $2,580,066, as compared to a net loss of $2,097,633 for the nine months ended September 30, 2015. The increase in net loss resulted primarily from an increase in our sales and marketing of $4,690, general and administrative of $986,765, depreciation and amortization of $9,512, interest expense of $17,867 and a reduction on gain from change in fair value of derivative liabilities of $86,712, net with an increase in revenue of $290,980, decrease in cost of sales of $48,747 and a decrease in terminated offering costs of $283,387.

Revenue.   Revenue for the nine months ended September 30, 2016 was $1,024,585, as compared to $733,605 in revenues for the same period in 2015.  The increase in revenue is from our project based revenue which is subject to timing of development projects and as a result of licensing fees associated with related settlements.

Cost of Revenue.  Our cost of revenue was $493,299 for the nine months ended September 30, 2016, as compared to $542,045 for the same period in 2015.  The decrease in cost of revenue is primarily attributable to costs operating our development labs and fees paid in connection with reached settlements.

Sales and Marketing.  For the nine months ended September 30, 2016, sales and marketing expenses increased by $4,690 to $267,911 as compared to the same period in 2015. Sales and marketing expenses remained relatively consistent for the comparative period.

General and Administrative. For the nine months ended September 30, 2016, general and administrative expenses were $2,552,359 as compared to $1,565,594 for the nine months ended September 30, 2015.  This was primarily due to an increase of $824,153 in stock based compensation primarily associated with common stock and options granted during the nine months ended September 30, 2016.

Depreciation and Amortization.  Depreciation and amortization expenses relate primarily to the amortization of capitalized software development.  Depreciation and amortization expenses were $276,038 for the nine months ended September 30, 2016 as compared to $266,526 for the nine months ended September 30, 2015, representing an increase of $9,512 which was primarily due to an increase in additional capitalized software during the period.  For the nine months ended September 30, 2016, we incurred $324,118 of capitalized software development costs associated with improvements to our commercial platform. This compares to $256,899 of capitalized software development costs for the nine months ended September 30, 2015.  The Company continues to invest in the ongoing improvements to its core platform.

Change in fair value of derivative liabilities.  We issued convertible debt that contains certain reset provisions in connection with financing.  As such, we were required to record these reset provisions as a liability and mark them to market each reporting period.  For the nine months ended September 30, 2016, we recorded a gain of $101,381 in change in the fair value of these reset provisions versus $188,093 for the nine months ended September 30, 2015.  In February 2016, we paid off the remaining convertible debt.

Interest Expense.  Interest expense was $116,425 for the nine months ended September 30, 2016, as compared to $98,558 for the nine months ended September 30, 2015. Interest expense for the current period represents primarily amortization of beneficial conversion features on our convertible note of $119,115 with the remainder comprised of interest on credit card and vendor financing, net with a reduction of prior period interest accrual.  In comparison, interest for 2015 related to amortization of beneficial conversion features on our convertible note of $96,053 with the remainder credit card and vendor financing.

Cash Flows

Net cash used in operating activities during the nine months ended September 30, 2016 was $1,038,724 as compared to $1,190,646 for the nine months ended September 30, 2015. Cash used in operations for the nine months ended September 30, 2016 was comprised of a net loss of $2,580,066 offset primarily by certain non-cash items consisting of:  (i) stock based compensation expenses (including common stock issued in exchange for services) of $1,259,234; (ii) depreciation and amortization of $276,038; (iii) amortization of debt discounts of $119,115; and (iv)  gain in change in fair value of derivative liabilities of $101,381.

Net cash used in investing activities during the nine months ended September 30, 2016 was $333,934, as compared to $263,406 for the nine months ended September 30, 2015. This increase was primarily attributable to additional expenditures on the development of our software.

During the nine months ended September 30, 2016, net cash provided by financing activities was $1,073,829, as compared to cash provided of $2,032,861 for the same period in 2015.  For the nine months ended September 30, 2016, we received $1,373,829 from the sale of its common stock and warrants and paid $300,000 in full settlement of our outstanding convertible note.

Off Balance Sheet Arrangements

None

Liquidity and Capital Resources

As of September 30, 2016, the Company had cash of $431,653 and working capital of $507,393.  During the nine months ended September 30, 2016, the Company used net cash in operating activities of $1,038,724.  The Company has incurred net losses since inception.

In March 2016, the Company raised approximately $385,000 from the sale of its common stock and warrants.

On April 22, 2016, Blue Calypso, Inc. entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a strategic investor, Hal Brierley, pursuant to which the Company issued and sold 609,756 shares of the Company’s common stock and warrants to purchase an additional 609,756 shares of the Company’s common stock to Brierley for aggregate gross proceeds of $1,000,000.

The Company’s primary source of operating funds since inception has been cash proceeds from private placements of common stock, preferred stock, convertible debentures and the exercise of warrants.  The Company intends to raise additional capital through private issuances of debt and equity instruments, but there can be no assurance that these funds will be available on terms acceptable to the Company, or will be sufficient to enable the Company to fully execute on its business plan or sustain operations.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 31, 2012, the Company filed suit against Groupon, Inc. in the Eastern District of Texas in Civil Action No. 6:12-cv-00486. The Company filed additional suits against IZEA, Inc. on October 17, 2012, Yelp, Inc. on October 17, 2012, and Foursquare Labs, Inc. on October 31, 2012 in Civil Action Nos. 6:12-cv-786, 6:12-cv-788, 6:12-cv-837, respectively. Each of these cases alleged that the defendants infringed U.S. Patent Nos. 7,664,516 entitled “Method and System for Peer-to-Peer Advertising Between Mobile Communication Devices” and 8,155,679 entitled “System and Method for Peer-to-Peer Advertising Between Mobile Communication Devices.” The Company subsequently added U.S. Patent Nos. 8,438,055, 8,452,646, and 8,457,670 to the cases, alleging each defendant infringed the newly added patents. Each of the defendants answered, denying infringement and claiming that the asserted patents were invalid. Groupon, Yelp, and Foursquare filed counterclaims for declaratory judgment that the asserted patents were invalid and not infringed.

The Company entered into settlements with IZEA and Yelp during August 2015 and September 2015, respectively.  The terms of the associated settlements are confidential in nature.

During June 2016, the Company entered into a settlement agreement with Groupon pursuant to which it has in principal settled all outstanding litigation with Groupon.  The terms of the settlement are confidential.

During July 2016, the Company entered into a settlement agreement with Foursquare pursuant to which it has in principle settled all outstanding litigation with Foursquare.  The terms of the settlement are confidential.

On July 8, 2016, the Company filed a Notice of Opposition at the Trademark Trial and Appeal Board against T. Scott Pernici to prevent registration of the trademark “DASH TAG” because of the potential to create a likelihood of confusion in the marketplace.  The deadline for Pernici to file an Answer to the Notice is November 16, 2016.

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

ITEM 1A. RISK FACTORS

Not required

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 22, 2016, the Company awarded options to purchase 5,000 shares of common stock to a consultant.  These options vest quarterly beginning September 30, 2016 through June 30, 2019 and have a term of 10 years. The options have an exercise price of $0.77 per share.  The options were issued pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act.

During the three months ended September 30, 2016, the Company issued 22,748 shares of its common stock as consideration for legal services.  The shares were issued pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act.

On July 23, 2016, in connection with his appointment as Chairman of the Company’s Board of Directors, Harold Brierley received a restricted stock award of 600,000 shares of the Company’s common stock (the “Shares”) pursuant to the Blue Calypso 2016 Long-Term Incentive Plan.  On October 12, 2016, Mr. Brierley resigned from his position as Chairman and as a member of the Company’s Board of Directors. In connection with his resignation and transition to the Company’s Advisory Board, Mr. Brierley originally agreed to forfeit 400,000 of the Shares.  Following is resignation, the Company and Mr. Brierley discussed potential additional incentives for Mr. Brierley’s continued service on the Company’s Advisory Board.  On November 7, 2016, the Board of Directors of the Company approved the reinstatement of Mr. Brierley’s full restricted stock award in accordance with the original terms of the grant.  The Shares were issued pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act.

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

BLUE CALYPSO, INC.

Date:	November 10, 2016	By:	/s/ Andrew Levi
		Name:	Andrew Levi
		Title:	Chief Executive Officer
(Principal Executive Officer)